Form 10-Q
period 1996-03-31
PAC RIM HOLDING CORP
filed 1996-05-15
CIK 837942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________


Commission file number 0-18779

                          PAC RIM HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-4105740
- - ---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

          6200 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA         91367
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (818) 226-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
 (Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----     -----

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 13, 1996, was 9,528,200.

                          PAC RIM HOLDING CORPORATION

                               INDEX TO FORM 10-Q

                         Part I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                    Page No.
                                                                    --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
               March 31, 1996 (Unaudited)
               and December 31, 1995                                   3

         Consolidated Statements of Operations
               Three months ended March 31, 1996
               and 1995 (Unaudited)                                    4

         Consolidated Statements of Cash Flows
               Three months ended March 31, 1996
               and 1995  (Unaudited)                                   5

         Notes to Unaudited Consolidated Financial
               Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9

                          Part II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K                             17

         Signatures                                                   18


                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 MARCH 31,    DECEMBER 31,
                                                                   1996          1995
                                                                (UNAUDITED)
                                                                -----------   ------------
          ASSETS
Investments:
 Bonds, available-for-sale, at fair value (amortized cost
  $118,960 and $119,314)                                         $119,429        $121,771
 Short-term investments (at cost, which approximates
  fair value)                                                       2,550           7,260
                                                                 --------        --------
          Total Investments                                       121,979         129,031

Cash                                                                  752             773
Reinsurance recoverable                                             4,364           4,068
Premiums receivable, less allowance for doubtful
  accounts of $1,082 and $1,221                                    12,807          11,616
Earned but unbilled premiums                                        5,309           4,880
Investment income receivable                                        1,933           2,207
Deferred policy acquisition costs                                   1,294             974
Property and equipment, less accumulated depreciation
  and amortization of $4,058 and $3,803                             3,091           2,434
Unamortized debenture issuance costs                                1,367           1,468
Income taxes recoverable                                              979           1,456
Deferred income taxes                                               9,277           8,348
Prepaid reinsurance premiums                                          214             227
Other assets                                                        1,623           1,569
                                                                 --------        --------
          Total Assets                                           $164,989        $169,051
                                                                 ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserve for losses and loss adjustment expenses                $ 93,028        $ 96,525
  Debentures payable, less unamortized discount
    of $1,313 and $1,393                                           18,687          18,607
  Unearned premiums                                                 6,069           5,715
  Reserve for policyholder dividends                                  421             381
  Accrued expenses and accounts payable                             4,482           3,668
                                                                 --------        --------
          Total Liabilities                                       122,687         124,896

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock:
   $.01 par value--shares authorized 500,000;
    none issued and outstanding

  Common Stock
   $.01 par value--shares authorized 35,000,000
    issued and outstanding 9,528,200                                   95              95
  Additional paid-in capital                                       29,624          29,624
  Warrants                                                          1,800           1,800
  Unrealized gain on available-for-sale securities, net               310           1,622
  Retained earnings                                                10,473          11,014
                                                                 --------        --------
          Total Stockholders' Equity                               42,302          44,155
                                                                 --------        --------

          Total Liabilities and Stockholders' Equity             $164,989        $169,051
                                                                 ========        ========


See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                   1996            1995
                                                              --------------   ------------
REVENUES:

  Net premiums earned                                               $18,885         $18,242
  Net investment income                                               1,813           2,093
  Realized capital gains                                                 88               4
                                                                    -------         -------
   Total revenue                                                     20,786          20,339

COSTS AND EXPENSES:

  Losses and allocated loss adjustment expenses                      14,675           9,649
  Amortization of policy acquisition costs-net                        3,517           5,499
  Administrative, general, and other                                  2,771           2,849
  Policyholder dividends                                                 40             199
  Interest expense                                                      581             573
                                                                    -------         -------
    Total costs and expenses                                         21,584          18,769

Income (loss) before income taxes                                      (798)          1,570

Income tax expense (benefit)                                           (257)            548
                                                                    -------         -------

Net income (loss)                                                   $  (541)        $ 1,022
                                                                    =======         =======

Earnings (loss) per common and common equivalent shares:

  Primary                                                            $(0.06)          $0.10
                                                                    =======         =======

  Assuming full dilution                                             $(0.06)          $0.08
                                                                    =======         =======

See notes to unaudited consolidated financial statements.

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                            1996            1995
                                                                       --------------   -------------
OPERATING ACTIVITIES
     Net Income (loss)                                                      $   (541)        $ 1,022
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation and amortization                                          421             315
          Provision for losses on accounts receivable                           (139)             97
          Provision (benefit) for deferred income taxes                         (252)            825
          Realized capital gains                                                 (88)             (4)
          Changes in:
              Reserve for losses and loss adjustment expenses                 (3,497)         (7,834)
              Unearned premiums                                                  354          (2,054)
              Reserve for policyholders' dividends                                40            (188)
              Premiums receivable                                             (1,481)          2,707
              Reinsurance receivable                                            (296)           (121)
              Prepaid reinsurance premiums                                        13              65
              Deferred policy acquisition costs                                 (320)            660
              Income taxes recoverable                                           476            (277)
              Accrued expenses and accounts payable                              814          (1,787)
              Investment income receivable                                       274             553
              Other assets                                                       (54)            679
                                                                            --------         -------
                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (4,276)         (5,342)

INVESTING ACTIVITIES
     Purchase of investments - bonds                                         (23,943)         (1,008)
     Sales of investments - bonds                                             24,400           1,004
     Net additions to property and equipment                                    (912)           (127)
                                                                            --------         -------
                NET CASH PROVIDED (USED) IN INVESTMENT ACTIVITIES               (455)           (131)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (4,731)         (5,473)

Cash and cash equivalents at beginning of period                               8,033           9,841
                                                                            --------         -------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  3,302         $ 4,368
                                                                            ========         =======

Supplemental Disclosure:

  Interest paid                                                             $    800         $   800
                                                                            ========         =======

See notes to unaudited consolidated financial statements.

                                PAC RIM HOLDING
                          CORPORATION AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pac Rim Holding Corporation ("Pac Rim Holding") and its subsidiary, The Pacific Rim Assurance Company ("Pacific Rim Assurance"), and its subsidiary, Regional Benefits Insurance Services, Inc., (collectively referred to herein as "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- EARNINGS PER SHARE

Earnings per common and common equivalent shares are based on the weighted average number of common shares outstanding during each period, plus common stock equivalent shares arising from the effects of stock options, warrants, and convertible debentures. (See Note 4.)

The number of shares used in the three months ended March 31, 1996 and 1995 in the computation of primary earnings per share was 9,528,000 and 12,380,000, respectively. The number of shares used in the three months ended March 31, 1996 and 1995 for fully diluted earnings per share was 9,528,000 and 19,652,000, respectively.

NOTE 3 -- REINSURANCE

Under the Company's specific excess of loss reinsurance treaty, the reinsurers assume the liability on that portion of workers' compensation claims between $350,000 and $80,000,000 per occurrence.

The Company accounts for reinsurance transactions in accordance with the Financial Accounting Standards Board ("FASB") Statement 113, "Accounting and Reporting for Reinsurance Short-Duration and Long-Duration Contracts", which established the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts.

The components of net premiums written are summarized as follows (amounts in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           1996       1995
                                                         -------    -------
  Direct                                                 $19,918    $17,081
  Assumed                                                    294          6
  Ceded                                                     (961)      (834)
                                                         -------    -------
  Net premiums written                                   $19,251    $16,253
                                                         =======    =======

The components of net premiums earned are summarized as following (amounts in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          1996       1995
                                                        -------    -------
  Direct                                                $19,596    $19,136
  Assumed                                                   264          5
  Ceded                                                    (975)      (899)
                                                        -------    -------
  Net premiums earned                                   $18,885    $18,242
                                                        =======    =======

The components of net losses and loss adjustment expenses are summarized as follows (amounts in thousands):

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                          1996       1995
                                                        -------    -------
  Direct                                                $14,899    $ 9,891
  Assumed                                                   160          8
  Ceded                                                    (384)      (250)
                                                        -------    -------
  Net losses and loss
   adjustment expense                                   $14,675    $ 9,649
                                                        =======    =======

NOTE 4--LONG TERM DEBT

The Company has $20,000,000 in outstanding principal on its August 16, 1994 issue of Series A Convertible Debentures, with detachable warrants to purchase 3,800,000 shares of the Company's common stock, which are primarily owned by PRAC, Ltd., a Nevada limited partnership (which is controlled by Mr. Richard Pickup), and other individuals and entities. Mr. Pickup presently controls approximately 26% of the outstanding shares of the Company through various investment entities, which together are the Company's largest stockholder.

The Debentures carry an 8% annual rate of interest, payable semiannually, and are due on August 16, 1999. The Debentures are convertible at the holder's option, into shares of common stock at a conversion price of $2.75 per share. The Debentures are subject to automatic conversion if, after three years from issuance, the price of the Common Stock exceeds 150% of the conversion price for a period of 20 out of 30 consecutive trading days.

The Debenture Agreement also provided for the issuance to the Investor of detachable warrants (the "Warrants") to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $2.50 per share (the "Series 1 Warrants"), 1,500,000 shares at an exercise price of $3.00 per share (the "Series 2 Warrants"), and 800,000 shares at an exercise price of $3.50 per share (the "Series 3 Warrants"). The Warrants expire on August 16, 1999, and the exercise price of the Warrants is subject to downward adjustment in the event of adverse development in the Company's December 31, 1993 loss and allocated loss adjustment expense reserves related to the 1992 and 1993 accident years, measured as of June 30, 1996. Under the terms of the Agreement, the maximum adverse development that would impact the exercise price of the Warrants is $20,000,000. In the event that the adverse development of reserves for those periods exceeds $20,000,000, the exercise price of the Series 1 Warrants would be reduced to $0.01, and the exercise price of the Series 2 Warrants would be reduced to $1.39 per share.

The Debentures are carried on the balance sheet net of unamortized discount of $1,313,000 at March 31, 1996. The effective average interest rate of this debt after consideration of debt issuance costs and discount was 13.3%.

Pacific Rim Assurance has an unsecured line of credit for $3,000,000 at Imperial Bank of California. Borrowing under the line of credit bears interest at a rate of 1% in excess of prime rate. No borrowing has occurred under the line of credit.

NOTE 5 -- NEW ACCOUNTING STANDARDS

In October 1995, FASB issued Statement 123, "Accounting For Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company elected to continue accounting for stock-based compensation based on Accounting Principles Board Opinion 25; and thus, the Company adopts only the disclosure provision of FASB Statement 123. The Company does not expect the implementation of this pronouncement to have a material effect on the Company's financial position or results of operations, as the Company does not anticipate having any stock based compensation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

Net premiums earned increased 3.5%, to $18,885,000, for the three months ended March 31, 1996, from $18,242,000, for the three months ended March 31, 1995. This increase was primarily the result of increased premium rates by the Company in California, effective January 1, 1996, as well as continued expansion by the Company into additional geographic areas during the first quarter of 1996, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. The Company's net premiums earned in Arizona were $1,043,000 for the first quarter of 1996. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October, 1995. The Company's net premiums earned in Texas were $231,000 for the first quarter of 1996. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income decreased 13.4% to $1,813,000 for the three months ended March 31, 1996, from $2,093,000 for the three months ended March 31, 1995. The amount of average invested assets decreased 15.4% to $124,300,000 for the three months ended March 31, 1996, compared to the same period in 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and the first quarter of 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets increased to 5.8% for the three months ended March 31, 1996 from 5.7% for the comparable period in 1995.

Losses and loss adjustment expenses ("LAE") incurred increased by $5,026,000 for the period ended March 31, 1996 compared to the same period for 1995. The loss and LAE ratio increased to 77.7% during the three months ended March 31, 1996, compared to 52.9% during the three months ended March 31, 1995. The loss and LAE ratio generally increased in the California workers' compensation environment following more than a year of lower premium rate levels. For the first quarter of 1996 the loss and loss expense ratio was comparable to the fourth quarter ratio of 75.6%, reflecting the continued impact of reduced premium rates due to open rating in California since January 1, 1995.

Total underwriting expenses decreased $2,060,000, or 24.7%, for the period ended March 31, 1996, compared to the same period in 1995. The decrease was primarily the result of a decrease in commissions paid to agents and brokers. The average commission ratio to agents and brokers decreased to 16.1% for the first three months of 1996, compared to 26.0% for the first three months of 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The general and administrative expense component of the Company's underwriting expenses decreased by $78,000, or 2.7%, to $2,771,000 during the first quarter of 1996, from $2,849,000 during the first quarter of 1995. The decrease in general and administrative expense was primarily due to the Company's expense management.

Policyholder dividends decreased to $40,000 for the first quarter of 1996, from $199,000 for the first quarter of 1995. In determining the appropriate policyholder dividend accrual level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

The loss before taxes was $798,000 for the quarter ended March 31, 1996, as compared to net income before taxes of $1,570,000 for the quarter ended March 31, 1995. This decrease was due primarily to an increase in loss and LAE expense, offset by decreases in underwriting expenses, and dividends, and an increase in premiums earned.

The net loss for the period ended March 31, 1996 was $541,000, compared to net income of $1,022,000 for the period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Pac Rim Holding was organized in May 1987 and has been capitalized from sales of the Company's Common Stock. Pac Rim Holding is dependent on dividends from Pacific Rim Assurance for operating funds. Pacific Rim Assurance may pay dividends without prior California Insurance Department approval to the extent it has available "earned surplus". Dividends are further limited to an amount up to the greater of net income from the preceding calendar year or 10% of policyholders' surplus as of the end of the preceding year. Earned surplus for Pacific Rim Assurance is its unassigned surplus, which was $2,131,000 at
December 31, 1995.   Accordingly, Pacific Rim Assurance may pay dividends of
$2,131,000 to Pac Rim Holding in 1996, without such prior approval.

One of the most widely accepted factors used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus, which is an indication of the degree to which an insurer is leveraged. While there is no statutory requirement applicable to Pacific Rim Assurance that establishes a permissible net premiums written to policyholders' surplus ratio, as determined in accordance with statutory accounting practices, the National Association of Insurance Commissioners ("NAIC") uses a ratio of three to one as an appropriate guideline in assessing a property/casualty insurance company's financial condition. The lower the ratio, the less leveraged is the company. At March 31, 1996, the statutory-basis policyholders surplus of Pacific Rim Assurance was $46,141,000. Pacific Rim Assurance's ratio of annualized net premiums written to policyholders' surplus for 1996 was 1.41 to 1, as determined on the basis of statutory accounting practices.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Insurance companies are required to maintain on deposit with the Regulatory Agencies deposits for the benefit of policyholders, in an amount prescribed by regulations. At March 31, 1996, the Company was in good standing with all Departments of Insurance with respect to its deposit requirements, maintaining securities with a total fair value of $118,810,000 on deposit with authorized depositories in various states, in excess of total deposit requirements of $98,942,000.

A workers' compensation insurance company must maintain sufficient liquid assets to meet its contractual obligations to policyholders, in addition to maintaining funds to meet ordinary operating expenses. The Company typically has several sources of funds to meet obligations, including cash flow from operations, interest from fixed-income securities, recoveries from reinsurance contracts, as well as the ability to sell portions of its investment portfolio. In addition, the Company has an unsecured line of credit for $3,000,000. No borrowings have been made from this line of credit. The Company has an investment portfolio of high quality, highly liquid, U.S. Treasury, other governmental agency, and corporate obligations. The Company's cash flows provided by (used in) operating activities for the periods ended March 31, 1996 and 1995, were $(4,276,000), and $(5,342,000), respectively. In light of the reduced level of premiums currently written during 1995 and the first quarter of 1996, compared to prior years, due to state-mandated reductions in premium rates, and the repeal of the minimum rate law, coupled with claim payments required on premiums previously written, it is probable that the Company will experience a continued period of negative cash flow, until the level of loss payments decreases to the level proportionate to the level of premiums collected. The Company believes that Pacific Rim Assurance will be able to meet its requirements for both claim payments and expenses.

As a result of its ownership of debentures of Pac Rim Holding, PRAC, Ltd. ("PRAC"), together with certain affiliated entities, is entitled to vote the equivalent of 56.0% of the Company's voting securities with respect to certain matters, and will be entitled to vote the equivalent of approximately 62.3% of the Company's voting securities as to those matters on exercise of Warrants. These voting rights, together with PRAC's right to designate certain members of the Board of Directors, give PRAC effective control of the Board of Directors and over all major corporate matters and transactions. It may also have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of the Company's shares might otherwise receive a premium for their shares over then current market prices. These actions will have the effect, among other things, of limiting the ability of the Company to enter into certain significant transactions without the support of PRAC, and allowing PRAC to cause the Company to enter into certain transactions. These transactions may include transactions between PRAC, or its affiliates, and the Company, as well as transactions for the sale of the Company or the sale of control of the Company. PRAC may have interests that diverge from or conflict with those of the Company. Although such conflicts may arise, Directors designated by PRAC to the Board of Directors have a fiduciary responsibility to act in the Company's best interest.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Since the first quarter of 1995, the Company has retained as consultants, Salomon Brothers (the investment banking firm that assisted the Company in previous capital-raising transactions) to advise of future strategic alternatives.

EFFECTS OF INFLATION

Inflation can be expected to affect the operating performance and financial condition of the Company in several aspects. Inflation can reduce the market value of the investment portfolio. However, generally the intent of the Company is to hold its investments to maturity. (See "Liquidity and Capital Resources") Inflation adversely affects the portion of reserve for losses and LAE that relates to hospital and medical expenses, as these expenses normally increase during inflationary periods (and in recent years have increased at a greater rate than prevailing inflation). The liabilities for losses and LAE, relating to indemnity benefits for lost wages are not directly affected by inflation, as these amounts are established by statute. To the extent that the reserve for losses and LAE and claim payments have increased as a result of inflation, premium rates have historically increased by operation of the rate setting process. This process established the minimum rates in effect in California prior to January 1, 1995. However, no assurance can be given that following the introduction of open premium rating in California effective January 1, 1995, premium rates will keep pace with inflation. Another result of inflation is an expected escalation of wages paid to employees. To the extent that wages increase, premium revenues will proportionately increase, since rates are based on the employer's payroll. Since May 1987, the Company's inception, the Company believes that the effect of inflation on the Company has not been material.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for certain investments in debt securities. Statement 115 was effective for 1994. Statement 115 requires that investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. The Company currently classifies its investments in debt securities as available-for-sale. FASB 115 requires that any unrealized holding gains and losses be reported as a net amount in a separate component of Stockholders' Equity. The amount of net unrealized capital gains and losses in the Company's portfolio, net of applicable taxes, were a gain of $1,622,000 at December 31, 1995, and $310,000 at March 31, 1996.

In October 1995, FASB issued FASB No. 123, "Accounting For Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company elected to continue accounting for stock-based compensation based on Accounting Principles Board Opinion 25; and thus, the Company adopts only the disclosure provision of FASB Statement 123. The Company does not expect the implementation of this pronouncement to have a material effect on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WORKERS' COMPENSATION SYSTEM

Workers' compensation is a statutory system under which an employer is required to provide its employees with the costs of medical care and other specified benefits for work-related injuries and illnesses. Most employers provide for this liability by purchasing workers' compensation insurance. The principal concept underlying workers' compensation insurance laws is that an employee injured in the course of his or her employment has only the legal remedies for that injury available under workers' compensation law and does not have any other claims against his or her employer. Generally, insurers must pay compensation to an insured's employees injured in the course and scope of their employment. The obligation to pay such compensation does not depend on any negligence or wrong on the part of the employer, and exists even for injuries that result from the negligence or wrongs of another person, including the employee.

The standard workers' compensation insurance policy issued by most insurance companies, including Pacific Rim Assurance, obligates the carrier to pay all benefits that the insured employer may become obligated to pay under applicable workers' compensation laws. The benefits payable under workers' compensation policies fall under the following four categories: (i) temporary or permanent disability benefits (either in the form of short-term to life-term payments or lump sum payments); (ii) vocational rehabilitation benefits; (iii) medical benefits; and (iv) death benefits. The amount of benefits payable for various types of claims is determined by regulation and varies with the severity and nature of the injury or illness and the wage, occupation, and age of the employee.

The amount of the premiums charged for workers' compensation insurance is dependent on the size of an employer's payroll and the type of business, and the application of corresponding rate schedules setting forth the appropriate rate. In California and Texas, rates are independently filed by the Company, reflecting either the advisory rates of the applicable rating bureau, or an appropriate deviation therefrom. In Arizona, and Georgia, the National Council of Compensation Insurance (NCCI) files the pure premium rates on behalf of all insurance companies.

In addition to established premium rates, premium levels based on the insured's payroll could be affected by inflation and/or the application of Experience Rating Plans. Experience Rating Plans govern all policyholders whose annual premiums are in excess of certain levels and are based on the insured's loss experience over a three-year period commencing four years prior to, and terminating one year prior to, the date for which the experience modification is to be established. Application of the Experience Rating Plan generally results in an increase or decrease to the insured's premium rate, and is therefore intended to provide an incentive to employers to reduce work-related injuries and illnesses.

SIGNIFICANT CHANGES IN THE CALIFORNIA WORKERS' COMPENSATION SYSTEM

Material changes have taken place in recent years, in California, the jurisdiction in which the Company has in the past, conducted all its activities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Prior to 1995 within California, a minimum rate law was in effect, which law was intended to curtail indiscriminate rate cutting, which rate cutting was felt to threaten the solvency of private workers' compensation insurers. Although an insurer could not charge less than the minimum rates set by the California Insurance Department ("Department"), insurers could charge more than the minimum rates. The minimum rates for workers' compensation policies were reviewed annually by the Workers' Compensation Insurance Rating Bureau ("WCIRB") and the Department. In reviewing the WCIRB's proposed rates, the Department considered the loss experience for the industry as a whole and, after adding factors for reasonable underwriting costs and profits, approved publication of minimum premium rate schedules for various classifications of employees. Rates could be revised and approved by the Insurance Commissioner whenever the legislature changed the levels of benefits payable or industry loss experience indicated the need for a rate revision.

In July 1993, the California state legislature passed two sets of workers' compensation law reforms, which have significantly impacted the benefits available under the California workers' compensation system. While the legislation was designed to reduce the claim costs and rates applicable to California workers' compensation coverage, its ultimate impact upon the operations and profitability of the Company is uncertain. However, the Company did experience a reduction in the overall number of outstanding claims, and a stable trend in the severity of claims, during years subsequent to 1993, which in turn has led to lower premium rates overall. The more significant aspects of the legislation are outlined below.

Initially, the legislature enacted two sets of legislation dealing with the premium rates applicable to California workers' compensation coverage. The first item of legislation repealed the California minimum rate law effective January 1, 1995. As of that date, the repeal of the minimum rate law opened the workers' compensation insurance market to direct price competition among insurers. Thus, the official end to the minimum rate law and the start of open price competition in the industry was January 1, 1995. Although repeal of the minimum rating law formally became effective January 1, 1995, the Company believed that competitive forces working in the marketplace during 1994 already showed signs of informal price competition, through the use of higher commissions paid to agents and brokers, which in turn were rebated in part to policyholders. The ultimate effect of open rating on the Company's operations and profitability cannot be stated with certainty. However, since January 1, 1995, open rating has created an intense level of price competition and a continuous overall erosion of premium rate levels.

The second item of rate-related legislation required a 7% decrease in the minimum premium rates charged with respect to California workers' compensation coverage. The 7% minimum premium rate decrease was effective July 16, 1993, for all policies inforce at that date. Effective January 1, 1994, the minimum premium rate was decreased another 12.7%, to be phased-in upon the insured's policy renewal date during 1994. Effective October 1, 1994, the minimum premium rate was decreased another 16% for all policies inforce at that date. The reduced minimum rates were to remain in effect until a policy renewed in 1995, at which time the open price competition resulting from the repeal of the minimum rate law took effect.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Along with that legislation affecting workers' compensation rates, the California legislature further enacted legislation designed to reform the benefits available and combat fraud within the California workers' compensation system. In particular, the legislation provided for increased benefit payments applicable to totally disabled and seriously injured workers, while at the same time cutting benefits for certain over-utilized treatments and psychiatric injury claims. The more significant provisions of the benefits reform legislation are outlined below.

The reform legislation increased the weekly benefits payable for temporary total disability from $336 per week to $490 per week and is being phased in over a three-year period that began July 1, 1994. In addition, benefit payments to seriously injured workers have increased. Each of these benefit level increases will result in increased California claims costs to the Company. While it cannot be stated with certainty, proponents of the legislation have urged that such increased costs will be more than offset by the following benefit reduction reforms:

     The legislation tightened restrictions on the number of permissible evaluations utilized to resolve medical issues associated with a claim.

     Under previous law, claims for psychiatric injury, including stress, were compensable if 10% or more of their cause was attributable to employment-related factors. The legislation raised this standard to require that employment be the "predominant" cause of the psychiatric injury. The legislation further limited post termination (including terminations and layoffs) psychiatric injury claims to those in which the employee can establish that the injury at issue arose prior to termination.

     The legislation limited vocational rehabilitation benefits to a total of $16,000 per claim, a decrease from $25,000 previously. Of the $16,000 limit, no more than $4,500 can be claimed for counseling services.

     The legislation allows certain employers to direct the treatment of work-related injuries under a system of managed care for a period of up to 365 days. The availability of the managed care option is dependent on the type of group health coverage provided by the employer.

     The legislation prohibits insurers, doctors, and rehabilitation counselors from referring claimants to facilities in which such persons or entities maintain a financial interest.

     The legislation adopted certain anti-fraud provisions, which make any efforts to bribe adjusters a felony, and provides for restitution of benefits paid on fraudulent claims.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The ultimate effect of the workers' compensation reform legislation, repeal of the minimum rate law, and premium rate decrease on the Company's operations and profitability cannot be stated with certainty.

REGULATION

The NAIC has finalized a formula to calculate Risk Based Capital ("RBC") of property and casualty insurance companies. The purpose of the RBC Model is to help the NAIC monitor the capital adequacy of property and casualty insurance companies. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, credit, and investment. Companies having less statutory surplus than the RBC model calculates are required to adequately address these three risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. The NAIC adopted an RBC model for property and casualty insurance companies in 1993 for inclusion in the 1994 Annual Statement. The results of the RBC model for 1994 and 1995, showed that Pacific Rim Assurance had adequate capital and required no form of regulatory monitoring or intervention.

Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. State regulation remains the dominant form of regulation; however, the federal government has shown increasing concern over the adequacy of state regulation. In view of the savings and loan industry crisis and several significant insurer insolvencies, several Congressional inquiries are considering the adequacy of existing state regulations related to the financial health of insurance companies. Congressional committees are also reviewing the McCarran-Ferguson Act of 1945, which currently provides a limited exemption from federal antitrust laws for the "business of insurance". The exemption allows limited cooperative activities by rating organizations and other joint industry efforts. These include the development of standardized policy forms and endorsements, statistical plans, the collection and compilation of premium, loss, and expense data; and the development of advisory rates or loss costs.
The proposal would limit the insurance industry's limited exemption from federal antitrust laws and was introduced in the belief that it would foster competitive pricing among insurers. The proposal would curtail the activities of rating organizations and thus could require the expansion of individual insurer internal resources. With the possible loss of statistically valid data and/or increased costs, market niches could become even more focused. California is reviewing its statutory exemptions for the "business of insurance" from its antitrust laws.

                          PAC RIM HOLDING CORPORATION

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              11    Computation of Per Share Earnings
              27    Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Pac Rim Holding Corporation


May 13, 1996                             By: /s/ Stanley Braun
                                             ----------------------------
                                             Stanley Braun
                                             President and
                                             Chief Executive Officer


May 13, 1996                             By: /s/ Paul W. Craig
                                             ----------------------------
                                             Paul W. Craig
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


May 13, 1996                             By: /s/ Gerald Whelply
                                             ----------------------------
                                             Gerald Whelply
                                             Controller
                                             (Chief Accounting Officer)