Form 10-Q
period 1996-06-30
PAC RIM HOLDING CORP
filed 1996-08-14
CIK 837942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________


Commission file number 0-18779

                          PAC RIM HOLDING CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              95-4105740
- --------------------------------                          --------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

          6200 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA         91367
- -------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

                                 (818) 226-6200
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
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

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 13, 1996, was 9,528,200.

                          PAC RIM HOLDING CORPORATION

                               INDEX TO FORM 10-Q

                         Part I.  FINANCIAL INFORMATION
                         ------------------------------

                                                         Page No.
                                                         --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
               June 30, 1996 (Unaudited)
               and December 31, 1995                           3

          Consolidated Statements of Operations
               Three months ended June 30, 1996 and
               1995 (Unaudited) and six months ended
               June 30, 1996 and 1995 (Unaudited)              4

          Consolidated Statements of Cash Flows
               Six months ended June 30, 1996
               and 1995 (Unaudited)                            5

          Notes to Unaudited Consolidated Financial
               Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  9

                          Part II.  OTHER INFORMATION
                          ---------------------------


Item 6.   Exhibits and Reports on Form 8-K                    18

          Signatures                                          19


                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in Thousands, Except Share and Per Share Data)


                                                                     JUNE 30,                          DECEMBER 31,
                                                                       1996                                1995
                                                                    (UNAUDITED)
                                                                    -----------                        -------------
 ASSETS
Investments:
 Bonds, available-for-sale, at fair value (amortized cost
  $112,687 and $119,314)                                              $112,277                             $121,771
 Short-term investments (at cost, which approximates
  fair value)                                                            4,777                                7,260
                                                                      --------                             --------
          Total Investments                                            117,054                              129,031

Cash                                                                     1,493                                  773
Reinsurance recoverable                                                  4,275                                4,068
Premiums receivable, less allowance for doubtful
  accounts of $1,094 and $1,221                                         13,650                               11,616
Earned but unbilled premiums                                             5,981                                4,880
Investment income receivable                                             1,967                                2,207
Deferred policy acquisition costs                                        1,241                                  974
Property and equipment, less accumulated depreciation
  and amortization of $4,353 and $3,803                                  3,817                                2,434
Unamortized debenture issuance costs                                     1,265                                1,468
Income taxes recoverable                                                   979                                1,456
Deferred income taxes                                                    9,503                                8,348
Prepaid reinsurance premiums                                               184                                  227
Other assets                                                             2,080                                1,569
                                                                      --------                             --------
          Total Assets                                                $163,489                             $169,051
                                                                      ========                             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserve for losses and loss adjustment expenses                     $ 90,709                             $ 96,525
  Debentures payable, less unamortized discount
    of $1,231 and $1,393                                                18,769                               18,607
  Unearned premiums                                                      5,586                                5,715
  Reserve for policyholder dividends                                       233                                  381
  Obligation under capital lease                                         1,065                                   --
  Accrued expenses and accounts payable                                  5,304                                3,668
                                                                      --------                             --------
          Total Liabilities                                            121,666                              124,896

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock:
   $.01 par value--shares authorized 500,000;
    none issued and outstanding

  Common Stock:
   $.01 par value--shares authorized 35,000,000
    issued and outstanding 9,528,200                                        95                                   95
  Additional paid-in capital                                            29,624                               29,624
  Warrants                                                               1,800                                1,800
  Unrealized gain (loss) on available-for-sale securities, net            (270)                               1,622
  Retained earnings                                                     10,574                               11,014
                                                                      --------                             --------
          Total Stockholders' Equity                                    41,823                               44,155
                                                                      --------                             --------

          Total Liabilities and Stockholders' Equity                  $163,489                             $169,051
                                                                      ========                             ========

See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in Thousands, Except Per Share Data)


                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ----------------------------   --------------------------
                                                                  1996            1995           1996          1995
                                                              -------------   ------------   ------------   -----------
REVENUES:

  Net premiums earned                                              $22,374         $20,914       $41,259        $39,156
  Net investment income                                              1,793           2,090         3,606          4,183
  Realized capital gains                                                 0              35            88             39
  A&H commission income                                                  2               0             2              0
                                                                   -------         -------       -------        -------
   Total revenue                                                    24,169          23,039        44,955         43,378

COSTS AND EXPENSES:

  Losses and loss adjustment expenses                               16,457          13,224        31,132         22,873
  Amortization of policy acquisition costs-net                       3,944           5,715         7,461         11,214
  Administrative, general, and other                                 3,192           2,813         5,963          5,662
  Policyholder dividends                                              (181)            220          (141)           419
  Interest expense                                                     584             576         1,165          1,149
                                                                   -------         -------       -------        -------
    Total costs and expenses                                        23,996          22,548        45,580         41,317

Income (loss) before income taxes                                      173             491          (625)         2,061

Income tax expense (benefit)                                            72             169          (185)           717
                                                                   -------         -------       -------        -------

Net income (loss)                                                  $   101         $   322       $  (440)       $ 1,344
                                                                   =======         =======       =======        =======

Earnings (loss) per common and common equivalent shares:

  Primary                                                          $  0.01         $  0.03       $ (0.05)       $  0.14
                                                                   =======         =======       =======        =======

  Assuming full dilution                                           $  0.01         $  0.03       $ (0.05)       $  0.12
                                                                   =======         =======       =======        =======

See notes to unaudited consolidated financial statements.

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Amounts in Thousands)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                        1996           1995
                                                                    ------------   ------------
OPERATING ACTIVITIES
     Net Income (loss)                                                 $  (440)       $ 1,344
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation and amortization                                    903            673
          Provision for losses on accounts receivable                     (127)           118
          Provision (benefit) for deferred income taxes                   (180)         1,425
          Realized capital gains                                           (88)           (39)
          Changes in:
              Reserve for losses and loss adjustment expenses           (5,816)       (12,627)
              Unearned premiums                                           (129)        (3,323)
              Reserve for policyholders' dividends                        (148)           (70)
              Premiums receivable                                       (3,008)         1,172
              Reinsurance recoverable                                     (207)          (876)
              Prepaid reinsurance premiums                                  43             66
              Deferred policy acquisition costs                           (267)           944
              Income taxes recoverable                                     477           (708)
              Accrued expenses and accounts payable                      1,636         (1,407)
              Investment income receivable                                 240            612
              Other assets                                                (511)            88
                                                                       -------        -------
                NET CASH USED BY OPERATING ACTIVITIES                   (7,622)       (12,608)

INVESTING ACTIVITIES
     Purchase of investments - bonds                                   (23,943)       (36,138)
     Sales of investments - bonds                                       26,145         44,017
     Maturity and call of investments - bonds                            4,525              0
     Net additions to property and equipment                              (868)          (352)
                                                                       -------        -------
                NET CASH PROVIDED IN INVESTMENT ACTIVITIES               5,859          7,527

            DECREASE IN CASH AND CASH EQUIVALENTS                       (1,763)        (5,081)

Cash and cash equivalents at beginning of period                         8,033          9,841
                                                                       -------        -------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 6,270        $ 4,760
                                                                       =======        =======

Supplemental Disclosures:

  Interest paid                                                        $   800        $   800
                                                                       =======        =======

 The Company entered into a capital lease to acquire certain computer operating system hardware and software; the lease obligation at June 30, 1996, is $1,065,000.

See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pac Rim Holding Corporation ("Pac Rim Holding") and its subsidiary, The Pacific Rim Assurance Company ("Pacific Rim Assurance"), and its subsidiary, Regional Benefits Insurance Services, Inc., (collectively referred to herein as "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the accompanying financial statements have been reclassified to conform with current period presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings per common and common equivalent shares are based on the weighted average number of common shares outstanding during each period, plus common stock equivalent shares arising from the effects of stock options, warrants, and convertible debentures. (See Note 4.)

The number of shares used in the three months ended June 30, 1996 and 1995 in the computation of primary earnings per share was 9,528,000. The number of shares used in the six months ended June 30, 1996 and 1995 in the computation of primary earnings per share was 9,528,000 and 12,360,000, respectively. The number of shares used in the three months ended June 30, 1996 and 1995 in the computation of fully diluted earnings per share was 9,528,000. The number of shares used in the six months ended June 30, 1996 and 1995 in the computation of fully diluted earnings per share was 9,528,000 and 19,632,000, respectively.

NOTE 3 --  REINSURANCE

Under the Company's specific excess of loss reinsurance treaties, the reinsurers assume the liability on that portion of workers' compensation claims between $350,000 and $80,000,000 per occurrence.

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

The components of net premiums written are summarized as follows (amounts in thousands):

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              ---------------------------          -------------------------
                                                              1996                   1995          1996                 1995
                                                              ----                   ----          ----                 ----
     Direct                                                  $22,533               $20,709         $42,451             $37,790
     Assumed                                                     496                    --             790                   6
     Ceded                                                    (1,106)               (1,062)         (2,067)             (1,896)
                                                             -------               -------         -------             -------

   Net premiums written                                      $21,923               $19,647         $41,174             $35,900
                                                             =======               =======         =======             =======

The components of net premiums earned are summarized as following (amounts in thousands):

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              ---------------------------          -------------------------
                                                              1996                   1995          1996                 1995
                                                              ----                   ----          ----                 ----
     Direct                                                  $22,976               $21,975         $42,572             $41,111
     Assumed                                                     534                     2             798                   7
     Ceded                                                    (1,136)               (1,063)         (2,111)             (1,962)
                                                             -------               -------         -------             -------

  Net premiums earned                                        $22,374               $20,914         $41,259             $39,156
                                                             =======               =======         =======             =======

The components of net losses and loss adjustment expenses are summarized as follows (amounts in thousands):

                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                              ---------------------------           -------------------------
                                                              1996                   1995           1996                 1995
                                                              ----                   ----           ----                 ----
     Direct                                                 $17,060                $13,976         $31,959             $23,867
     Assumed                                                    232                     49             392                  57
     Ceded                                                     (835)                  (801)         (1,219)             (1,051)
                                                            -------                -------         -------             -------

  Net losses and loss
    adjustment expenses                                     $16,457                $13,224         $31,132             $22,873
                                                            =======                =======         =======             =======

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

The Debenture Agreement also provided for the issuance to the Investor of detachable warrants (the "Warrants") to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $2.50 per share (the "Series 1 Warrants"), 1,500,000 shares at an exercise price of $3.00 per share (the "Series 2 Warrants"), and 800,000 shares at an exercise price of $3.50 per share (the "Series 3 Warrants"). The Warrants expire on August 16, 1999, and the exercise price of the Warrants is subject to downward adjustment in the event of adverse development in the Company's December 31, 1993 loss and allocated loss adjustment expense reserves related to the 1992 and 1993 accident years, measured as of June 30, 1996, which date has been extended to June 30, 1997 by agreement of the parties. Under the terms of the Agreement, the maximum adverse development that would impact the exercise price of the Warrants is $20,000,000. In the event that the adverse development of reserves for those periods exceeds $20,000,000, the exercise price of the Series 1 Warrants would be reduced to $0.01, and the exercise price of the Series 2 Warrants would be reduced to $1.39 per share.

The Debentures are carried on the balance sheet net of unamortized discount of $1,231,000 at June 30, 1996. The effective average interest rate of this debt after consideration of debt issuance costs and discount was 13.3%.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

Net premiums earned increased 5.4%, to $41,259,000 for the six months ended June 30, 1996, from $39,156,000 for the six months ended June 30, 1995. This increase was primarily the result of increased premium rates by the Company in California throughout the first half of 1996, as well as continued expansion by the Company into additional geographic areas during the first half of 1996, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October 1995. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia, and commenced operations in April 1996. Premiums earned outside of California equaled approximately $3,769,000 or 9.1% of the Company's total premiums earned during the first half of 1996. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income decreased 13.8%, to $3,606,000 for the six months ended June 30, 1996, from $4,183,000 for the six months ended June 30, 1995. The amount of average invested assets decreased 14.9% to $122,000,000 for the six months ended June 30, 1996, compared to the same period in 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and the first half of 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets was 5.9% for the six months ended June 30, 1996 and for the comparable period in 1995.

Losses and loss adjustment expenses ("LAE") incurred increased by $8,259,000 for the six months ended June 30, 1996, compared to the same period for 1995. The loss and LAE ratio increased to 75.5% during the six months ended June 30, 1996, compared to 58.4% during the six months ended June 30, 1995. The loss and LAE ratio generally increased in the California workers' compensation environment since July 1, 1995, following more than a year of lower premium rate levels. For the second quarter of 1996, the loss and loss expense ratio was lower than the first quarter 1996 ratio of 77.7%, reflecting the positive impact of premiums earned during the second quarter of 1996 from business written throughout the first half of 1996 at higher premium rates.

Total underwriting expenses decreased $3,452,000, or 20.5%, for the six months ended June 30, 1996, compared to the same period in 1995. The decrease was primarily the result of a decrease in commissions paid to agents and brokers. The average commission ratio to agents and brokers decreased to 15.0% for the first six months of 1996, compared to 25.0% for the first six months of 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The general and administrative expense component of the Company's underwriting expenses increased by $301,000, or 5.3%, to $5,963,000 during the first half of 1996, from $5,662,000 during the first half of 1995. The increase in general and administrative expense was primarily due to the Company's recent expansion into other geographical areas and the related increased premium levels. The ratio of general and administrative expenses to net premiums earned was 14.5% for both the first half of 1996 and the first half of 1995.

Policyholder dividends for the six months ended June 30, 1996 were a net credit of ($141,000), compared to a net charge of $419,000 for the six months ended June 30, 1995. The net credit reflects the elimination of $200,000 of dividend reserves for which no further future liability is expected. That amount was transferred to loss and LAE reserves as of June 30, 1996. The remaining reserve for policyholder dividends of $233,000 as of June 30, 1996 represents current expectations of future policyholder dividend payments on participating policies inforce. In determining the appropriate policyholder dividend reserve level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

The loss before taxes was $625,000 for the six months ended June 30, 1996, compared to net income before taxes of $2,061,000 for the six months ended June 30, 1995. This decrease was due primarily to an increase in loss and LAE expense, offset by decreases in underwriting expenses and dividends, and an increase in premiums earned.

The net loss for the six months ended June 30, 1996 was $440,000, compared to net income of $1,344,000 for the six months ended June 30, 1995.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

Net premiums earned increased 7.0%, to $22,374,000, for the three months ended June 30, 1996, from $20,914,000, for the three months ended June 30, 1995. This increase was primarily the result of increased premium rates by the Company in California, effective January 1, 1996, as well as continued expansion by the Company into additional geographic areas during the second quarter of 1996, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October 1995. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia, and commenced operations in April 1996. Premiums earned outside of California equaled approximately $2,243,000 or 10% of the total Company premiums earned during the second quarter of 1996. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net investment income decreased 14.2% to $1,793,000 for the three months ended June 30, 1996, from $2,090,000 for the three months ended June 30, 1995. The amount of average invested assets decreased 15.0% to $119,500,000 for the three months ended June 30, 1996, compared to the same period in 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and the first six months of 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets was 6.0% for the three months ended June 30, 1996 and for the comparable period in 1995.

Losses and LAE incurred increased by $3,233,000 for the three months ended June 30, 1996, compared to the same period for 1995. The loss and LAE ratio increased to 73.6% during the three months ended June 30, 1996, compared to 63.2% during the three months ended June 30, 1995. The loss and LAE ratio generally increased in the California workers' compensation environment following more than a year of lower premium rate levels. For the second quarter of 1996, the loss and loss adjustment expense ratio was lower than the first quarter 1996 ratio of 77.7%, reflecting the positive impact of premiums earned during the second quarter of 1996 from business written throughout the first half of 1996 at higher premium rates.

Total underwriting expenses decreased $1,392,000, or 16.3%, for the three months ended June 30, 1996, compared to the same period in 1995. The decrease was primarily the result of a decrease in commissions paid to agents and brokers. The average commission ratio to agents and brokers decreased to 14.6% for the three months ended June 30, 1996, compared to 23.0% for the three months ended June 30, 1995.

The general and administrative expense component of the Company's underwriting expenses increased by $379,000, or 13.5%, to $3,192,000 during the second quarter of 1996, from $2,813,000 during the second quarter of 1995. The increase in general and administrative expense was primarily due to the Company's recent expansion into other geographical areas and the related increased premium levels. The ratio of general and administrative expenses to net premiums earned was 14.3% for the second quarter of 1996 compared to 13.5% for the second quarter of 1995.

Policyholder dividends for the three months ended June 30, 1996 were a net credit of ($181,000) compared to a net charge of $220,000 for the three months ended June 30, 1995. The net credit reflects the elimination of $200,000 of dividend reserves for which no further future liability is expected. That amount was transferred to loss and LAE reserves as of June 30, 1996. The remaining reserve for policyholder dividends of $233,000 as of June 30, 1996 represents current expectations of future policyholder dividend payments on participating policies inforce. In determining the appropriate policyholder dividend reserve level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

Net income before taxes was $173,000 for the three months ended June 30, 1996, as compared to net income before taxes of $491,000 for the three months ended June 30, 1995. This decrease was due primarily to an increase in loss and LAE expense, offset by decreases in underwriting expenses and dividends, and an increase in premiums earned.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The net income for the three months ended June 30, 1996 was $101,000, compared to net income of $322,000 for the three months ended June 30, 1995.

Certain statements in Management's Discussion and Analysis that are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, premium rate adequacy as a result of pricing factors related to competition or regulation, actual versus estimated claims experience, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's filings with regulatory agencies.

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

One of the most widely accepted factors used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus, which is an indication of the degree to which an insurer is leveraged. While there is no statutory requirement applicable to Pacific Rim Assurance that establishes a permissible net premiums written to policyholders' surplus ratio, as determined in accordance with statutory accounting practices, the National Association of Insurance Commissioners ("NAIC") uses a ratio of three to one as an appropriate guideline in assessing a property/casualty insurance company's financial condition. The lower the ratio, the less leveraged is the company. At June 30, 1996, the statutory-basis policyholders surplus of Pacific Rim Assurance was $46,711,000. Pacific Rim Assurance's ratio of annualized net premiums written to policyholders' surplus for 1996 was 1.76 to 1, as determined on the basis of statutory accounting practices.

Insurance companies are required to maintain on deposit with the Regulatory Agencies deposits for the benefit of policyholders, in an amount prescribed by regulations. At June 30, 1996, the Company was in good standing with all Departments of Insurance with respect to its deposit requirements, maintaining investments with a total fair value of $112,827,000 on deposit with authorized depositories in various states, in excess of total deposit requirements of $99,137,000.

A workers' compensation insurance company must maintain sufficient liquid assets to meet its contractual obligations to policyholders, in addition to maintaining funds to meet ordinary operating expenses. The Company typically has several sources of funds to meet obligations, including cash flow from operations, interest from fixed-income securities, recoveries from reinsurance contracts, as well as the ability to sell portions of its investment portfolio. In addition, the Company has an unsecured line of credit for $3,000,000 from a bank. No

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


borrowings have been made from this line of credit. The Company has an investment portfolio of high quality, highly liquid, U.S. Treasury, other governmental agency, and corporate obligations. The Company's cash flows used in operating activities for the six months ended June 30, 1996 and 1995, were $(7,622,000), and $(12,608,000), respectively. In light of the reduced level of premiums written during 1995 and the first half of 1996, compared to prior years, due to state-mandated reductions in premium rates, and the repeal of the minimum rate law, coupled with claim payments required on the relatively higher levels of premium volume previously written, it is probable that the Company will experience a continued period of negative cash flow, until the level of loss payments decreases to the level proportionate to the level of premiums collected. The Company believes that Pacific Rim Assurance will be able to meet its requirements for both claim payments and expenses.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Significant Changes in the California Workers' Compensation System

Material changes have taken place in recent years in California, the jurisdiction in which the Company has in the past conducted all its activities.

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

Initially, the legislature enacted two sets of legislation dealing with the premium rates applicable to California workers' compensation coverage. The first item of legislation repealed the California minimum rate law effective January 1, 1995. As of that date, the repeal of the minimum rate law opened the workers' compensation insurance market to direct price competition among insurers. Thus, the official end to the minimum rate law and the start of open price competition in the industry was January 1, 1995. Although repeal of the minimum rating law formally became effective January 1, 1995, the Company believed that competitive forces working in the marketplace during 1994 already showed signs of informal price competition, through the use of higher commissions paid to agents and brokers, which in turn were rebated in part to policyholders. The ultimate effect of open rating on the Company's operations and profitability cannot be stated with certainty. However, since January 1, 1995, open rating has created an intense level of price competition and an overall erosion of premium rate levels.

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

Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance business in a variety of ways. State regulation remains the dominant form of regulation; however, the federal government has shown increasing concern over the adequacy of state regulation. In view of the savings and loan industry crisis and several significant insurer insolvencies, several Congressional inquiries are considering the adequacy of existing state regulations related to the financial health of insurance companies. Congressional committees are also reviewing the McCarran-Ferguson Act of 1945, which currently provides a limited exemption from federal antitrust laws for the "business of insurance". The exemption allows limited cooperative activities by rating organizations and other joint industry efforts. These include the development of standardized policy forms and endorsements, statistical plans, the collection and compilation of premium, loss, and expense data, and the development of advisory rates or loss costs. The proposal would limit the insurance industry's limited exemption from federal antitrust laws and was introduced in the belief that it would foster competitive pricing among insurers. The proposal would curtail the activities of rating organizations and thus could require the expansion of individual insurer internal resources. With the possible loss of statistically valid data and/or increased costs, market niches could become even more focused. California is reviewing its statutory exemptions for the "business of insurance" from its antitrust laws.

                          PAC RIM HOLDING CORPORATION

                          Part II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

     10.115 Quota Share reinsurance agreement between TIG Insurance Company and the Pacific Rim Assurance Company, a subsidiary of Pac Rim Holding Corporation, dated April 1, 1996.

     10.116 Producer agreement between Regional Benefits Insurance Services, a subsidiary of Pac Rim Holding Corporation, and Hull & Co., Inc., dated May 15, 1996.

     10.117 Producer agreement between Regional Benefits Insurance Services, a subsidiary of Pac Rim Holding Corporation, and Gulf Atlantic Management Group, Inc., dated May 15, 1996.

     10.118 Office lease between Gulf Atlantic Investment Group, Inc. and Regional Benefits Insurance Services, Inc., a subsidiary of Pac Rim Holding Corporation, dated May 20, 1996.

     11       Computation of Per Share Earnings

     27       Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a Current Report on Form 8-K, dated May 20, 1996 reporting on Item 5, Other Events, in connection with the resignation of Mr. Robert M. Anderson as Chairman of the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pac Rim Holding Corporation



August 13, 1996                        By:   /s/Stanley Braun
                                             -------------------------
                                             Stanley Braun
                                             President and
                                             Chief Executive Officer


August 13, 1996                        By:   /s/Paul W. Craig
                                             -------------------------
                                             Paul W. Craig
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


August 13, 1996                        By:   /s/Jonathan T. Wallace
                                             ------------------------
                                             Jonathan T. Wallace
                                             Controller
                                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                                                       Sequentially
Number            Description                                 Numbered Page
- ------            -----------                                 -------------
10.115            Quota Share reinsurance agreement between
                  TIG Insurance Company and the Pacific Rim
                  Assurance Company, a subsidiary of Pac Rim
                  Holding Corporation, dated April 1, 1996.

10.116            Producer agreement between Regional
                  Benefits Insurance Services, a subsidiary of Pac Rim Holding Corporation, and Hull &
                  Co., Inc., dated May 15, 1996.

10.117            Producer agreement between Regional
                  Benefits Insurance Services, a subsidiary of Pac Rim Holding Corporation, and Gulf
                  Atlantic Management Group, Inc., dated
                  May 15, 1996.

10.118            Office lease between Gulf Atlantic
                  Investment Group, Inc. and Regional
                  Benefits Insurance Services, Inc., a
                  subsidiary of Pac Rim Holding Corporation, dated May 20, 1996.

11                Computation of Per Share Earnings

27                Financial Data Schedule
