Form 10-Q
period 1996-09-30
PAC RIM HOLDING CORP
filed 1996-11-14
CIK 837942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________


Commission file number 0-18779

                          PAC RIM HOLDING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               95-4105740
 ------------------------------                             ------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

  6200 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA                  91367
  -----------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                                     (818) 226-6200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


 -----------------------------------------------------------------------------
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

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of November 13, 1996, was 9,528,200.

                          PAC RIM HOLDING CORPORATION

                               INDEX TO FORM 10-Q

                         Part I.  FINANCIAL INFORMATION
                         ------------------------------

                                                        Page No.
                                                        --------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
               September 30, 1996 (Unaudited)
               and December 31, 1995                          3

          Consolidated Statements of Operations
               Three months ended September 30, 1996 and
               1995 (Unaudited) and nine months ended
               September 30, 1996 and 1995 (Unaudited)        4

          Consolidated Statements of Cash Flows
               Nine months ended September 30, 1996
               and 1995  (Unaudited)                          5

          Notes to Unaudited Consolidated Financial
               Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                10

                          Part II.  OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                    20

          Signatures                                          21


                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                         1996                       1995
                                                                     (UNAUDITED)
                                                                    --------------              ------------
     ASSETS
Investments:
 Bonds, available-for-sale, at fair value (amortized cost
  $110,449 and $119,314)                                                 $110,136                   $121,771
 Short-term investments (at cost, which approximates
  fair value)                                                               2,405                      7,260
                                                                         --------                   --------
          Total Investments                                               112,541                    129,031

Cash                                                                          732                        773
Reinsurance recoverable                                                     4,076                      4,068
Premiums receivable, less allowance for doubtful
  accounts of $947 and $1,221                                              15,223                     11,616
Earned but unbilled premiums                                                5,981                      4,880
Investment income receivable                                                1,594                      2,207
Deferred policy acquisition costs                                           1,255                        974
Property and equipment, less accumulated depreciation
  and amortization of $4,660 and $3,803                                     4,113                      2,434
Unamortized debenture issuance costs                                        1,164                      1,468
Income taxes recoverable                                                      975                      1,456
Deferred income taxes                                                       8,685                      8,348
Prepaid reinsurance premiums                                                  214                        227
Accounts receivable for investment transactions                             1,553
Other assets                                                                4,357                      1,569
                                                                         --------                   --------
          Total Assets                                                   $162,463                   $169,051
                                                                         ========                   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserve for losses and loss adjustment expenses                        $ 92,517                   $ 96,525
  Debentures payable, less unamortized discount
    of $1,146 and $1,393                                                   18,854                     18,607
  Unearned premiums                                                         7,088                      5,715
  Reserve for policyholder dividends                                          247                        381
  Obligation under capital lease                                              981                         --
  Accrued expenses and accounts payable                                     6,105                      3,668
                                                                         --------                   --------
          Total Liabilities                                               125,792                    124,896
Commitments and contingencies

Stockholders' Equity:
  Preferred Stock:
   $.01 par value--shares authorized 500,000;
    none issued and outstanding

  Common Stock:
   $.01 par value--shares authorized 35,000,000
    issued and outstanding 9,528,200                                           95                         95
  Additional paid-in capital                                               29,624                     29,624
  Warrants                                                                  1,800                      1,800
  Unrealized gain (loss) on available-for-sale securities, net               (211)                     1,622
  Retained earnings                                                         5,363                     11,014
                                                                         --------                   --------
          Total Stockholders' Equity                                       36,671                     44,155
                                                                         --------                   --------
 Total Liabilities and Stockholders' Equity                              $162,463                   $169,051
                                                                         ========                   ========

See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------    -------------------------------
                                                                       1996              1995              1996              1995
                                                                       ----              ----              ----              ----
REVENUES:

  Net premiums earned                                                 $22,156           $18,992           $63,415           $58,148
  Net investment income                                                 1,745             1,998             5,351             6,181
  Realized capital gains                                                  153               153               241               192
  A&H commission income                                                     3                 0                 5                 0
                                                                      -------           -------           -------           -------
   Total revenue                                                       24,057            21,143            69,012            64,521

COSTS AND EXPENSES:

  Losses and loss adjustment expenses                                  20,754            14,563            51,886            37,437
  Amortization of policy acquisition costs-net                          3,685             4,319            11,146            15,534
  Administrative, general, and other                                    3,442             2,543             9,405             8,201
  Policyholder dividends                                                   14                 9              (127)              428
  Interest expense                                                        587               577             1,752             1,727
                                                                      -------           -------           -------           -------
    Total costs and expenses                                           28,482            22,011            74,062            63,327

Income (loss) before income taxes                                      (4,425)             (868)           (5,050)            1,194

Income tax expense (benefit)                                              791              (336)              606               382
                                                                      -------           -------           -------           -------

Net income (loss)                                                     $(5,216)          $  (532)          $(5,656)          $   812
                                                                      =======           =======           =======           =======

Earnings (loss) per common and common equivalent shares:

  Primary                                                             $ (0.55)          $ (0,06)          $ (0.59)          $  0.09
                                                                      =======           =======           =======           =======

Assuming full dilution                                                $ (0.55)          $ (0.06)          $ (0.59)          $  0.09
                                                                      =======           =======           =======           =======

See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                            1996               1995
                                                                            ----               ----
OPERATING ACTIVITIES
     Net Income (loss)                                                    $ (5,656)        $    812
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation and amortization                                      1,452              884
          Provision for losses on accounts receivable                         (274)             (15)
          Provision (benefit) for deferred income taxes                        606            1,743
          Realized capital gains                                              (241)             (35)
          Changes in:
              Reserve for losses and loss adjustment expenses               (4,008)         (14,958)
              Unearned premiums                                              1,373           (3,206)
              Reserve for policyholders' dividends                            (134)            (141)
              Premiums receivable                                           (4,434)            (565)
              Reinsurance recoverable                                           (8)          (2,834)
              Prepaid reinsurance premiums                                      13               91
              Deferred policy acquisition costs                               (281)             645
              Income taxes recoverable                                         481           (1,414)
              Accrued expenses and accounts payable                          2,437             (673)
              Investment income receivable                                     613               86
              Other assets                                                  (2,787)             635
                                                                          --------         --------
                NET CASH USED BY OPERATING ACTIVITIES                      (10,848)         (18,945)

INVESTING ACTIVITIES
     Purchase of investments - bonds                                       (47,116)         (42,022)
     Sales of investments - bonds                                           51,656           56,880
     Maturity and call of investments - bonds                                4,525                0
     Net additions to property and equipment                                (1,560)            (559)
     Accounts receivable for investment transaction                         (1,553)               0
                                                                          --------         --------
                NET CASH PROVIDED BY INVESTMENT ACTIVITIES                   5,952           14,299

            DECREASE IN CASH AND CASH EQUIVALENTS                           (4,896)          (4,646)

Cash and cash equivalents at beginning of period                             8,033            9,841
                                                                          --------         --------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  3,137         $  5,195
                                                                          ========         ========

Supplemental Disclosures:

  Interest paid                                                           $  1,600         $  1,600
                                                                          ========         ========

The Company entered into a capital lease to acquire certain computer operating system hardware and software; the lease obligation at September 30, 1996, is $981,000.

See notes to unaudited consolidated financial statements.

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pac Rim Holding Corporation ("Pac Rim Holding") and its subsidiary, The Pacific Rim Assurance Company ("Pacific Rim Assurance"), and its subsidiary, Regional Benefits Insurance Services, Inc., (collectively referred to herein as "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The number of shares used in the three months ended September 30, 1996 and 1995 in the computation of primary earnings per share was 9,528,000. The number of shares used in the nine months ended September 30, 1996 and 1995 in the computation of primary earnings per share was 9,528,000. The number of shares used in the three months ended September 30, 1996 and 1995 in the computation of fully diluted earnings per share was 9,528,000. The number of shares used in the nine months ended September 30, 1996 and 1995 in the computation of fully diluted earnings per share was 9,528,000.

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

The components of net premiums written are summarized as follows (amounts in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------        -------------------------------
                                       1996                  1995                1996                1995
                                       ----                  ----                ----                -----

        Direct                        $23,594               $19,957             $66,045             $57,746
        Assumed                           534                   130               1,324                 136
        Ceded                          (1,087)                 (953)             (3,154)             (2,849)
                                      -------               -------             -------             -------

        Net premiums
        written                       $23,041               $19,134             $64,215             $55,033
                                      =======               =======             =======             =======

The components of net premiums earned are summarized as follows (amounts in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------        -------------------------------
                                        1996                 1995                 1996                1995
                                        ----                 ----                 ----                -----
        Direct                        $22,713              $19,892              $65,285             $61,003
        Assumed                           500                   78                1,298                  85
        Ceded                          (1,057)                (978)              (3,168)             (2,940)
                                      -------               -------             -------             -------

        Net premiums earned           $22,156              $18,992              $63,415             $58,148
                                      =======               =======             =======             =======

The components of net losses and loss adjustment expenses are summarized as follows (amounts in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------        -------------------------------
                                       1996                  1995                1996                1995
                                       ----                  ----                ----                -----
        Direct                        $20,622              $16,594              $52,581            $40,462
        Assumed                           197                    3                  589                 60
        Ceded                             (65)              (2,034)              (1,284)            (3,085)
                                      -------              -------              -------            -------

        Net losses and loss
        adjustment expenses           $20,754              $14,563              $51,886            $37,437
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

The Debenture Agreement also provided for the issuance to the Investor of detachable warrants (the "Warrants") to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $2.50 per share (the "Series 1 Warrants"), 1,500,000 shares at an exercise price of $3.00 per share (the "Series 2 Warrants"), and 800,000 shares at an exercise price of $3.50 per share (the "Series 3 Warrants"). The Warrants expire on August 16, 1999, and the exercise price of the Warrants is subject to downward adjustment in the event of adverse development in the Company's December 31, 1993 loss and allocated loss adjustment expense reserves related to the 1992 and 1993 accident years, measured as of June 30, 1996, which date has been extended to the earlier of June 30, 1997 or the date of a change in control of the Company, by agreement of the parties. Under the terms of the Debenture Agreement, the maximum adverse development that would impact the exercise price of the Warrants is $20,000,000. In the event that the adverse development of reserves for those periods exceeds $20,000,000, the exercise price of the Series 1 Warrants would be reduced to $0.01, and the exercise price of the Series 2 Warrants would be reduced to $1.39 per share.

The Debentures are carried on the balance sheet net of unamortized discount of $1,146,000 at September 30, 1996. The effective average interest rate of this debt after consideration of debt issuance costs and discount was 13.3%.

Pacific Rim Assurance has an unsecured line of credit for $2,000,000 at Imperial Bank of California. Borrowing under the line of credit bears interest at a rate of 1% in excess of prime rate. No borrowing has occurred under the line of credit.

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

NOTE 6 -- DEFINITIVE AGREEMENT AND PLAN OF MERGER

On September 17, 1996, the Company executed a Definitive Agreement and Plan of Merger with Superior National Insurance Group, Inc., a California corporation, and SNTL Acquisition Corp., a Delaware corporation ("Superior"), regarding an acquisition of the Company by Superior for total consideration of approximately $54,000,000 in cash upon closing of the transaction, which would result in payment of approximately $3.00 to $3.10 per share of common stock held by its common stockholders, and a like sum to convertible debenture holders, and warrant and option holders (assuming the conversion of such security interests). The close of the transaction is subject to regulatory and shareholder approval; and if such approvals are obtained, it is expected to close before December 31, 1996. The actual sum paid per share of common stock upon closing is subject to final analysis of loss and allocated loss adjustment expense reserves, and downward adjustment to the warrant exercise price per share, for a certain level of adverse development in December 31, 1993 loss and allocated loss adjustment expense reserves with respect to the 1992 and 1993 accident years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

Net premiums earned increased 9.1%, to $63,415,000 for the nine months ended September 30, 1996, from $58,148,000 for the nine months ended September 30, 1995. This increase was primarily the result of increased premium rates by the Company in California throughout the first nine months of 1996, as well as continued expansion by the Company into additional geographic areas during the first nine months of 1996, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October 1995. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia, and commenced operations in April 1996. Premiums earned outside of California equaled approximately $6,887,000 or 10.9% of the Company's total premiums earned during the first nine months of 1996. In October 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Alabama; operations are expected to commence during fourth quarter 1996. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income decreased 13.4%, to $5,351,000 for the nine months ended September 30, 1996, from $6,181,000 for the nine months ended September 30, 1995. The amount of average invested assets decreased 13.7% to $121,000,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and the first nine months of 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets was 5.9% for the nine months ended September 30, 1996 and for the comparable period in 1995.

Losses and loss adjustment expenses ("LAE") incurred increased by $14,449,000 for the nine months ended September 30, 1996, compared to the same period for 1995. The loss and LAE ratio increased to 81.8% during the nine months ended September 30, 1996, compared to 64.4% during the nine months ended September 30, 1995. The cause of the Company's operating loss for the 1996 third quarter was an increase of approximately $4,500,000 to loss and allocated loss adjustment expense reserves for the 1990-1993 accident years. Although the Company's trends in the frequency and severity of claims are favorable for the 1995 and 1996 accident years, and the Company's total reserves were within the reasonable range of its actuaries' estimates through June 30, 1996, development patterns in the 1990-1993 accident years that are inconsistent with historical patterns have been observed. Those accident years were unique for the Company and the industry. The 1990-1991 years were very difficult, due to the impact of fraud and stress claims from adverse economic conditions. The 1992-1993 years were very favorable transitional years, following legislative reforms to the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


workers' compensation benefits system. Nevertheless, it has been unclear how each of those years will ultimately develop; and as a precaution, reserves have been increased on those years.

Total underwriting expenses decreased $3,184,000, or 13.4%, for the nine months ended September 30, 1996, compared to the same period in 1995. The decrease was primarily the result of a decrease in commissions paid to agents and brokers. The average commission rate to agents and brokers decreased to 14.5% for the first nine months of 1996, compared to 23.8% for the first nine months of 1995.

The general and administrative expense component of the Company's underwriting expenses increased by $1,204,000, or 14.7%, to $9,405,000 during the first nine months of 1996, from $8,201,000 during the first nine months of 1995. The increase in general and administrative expense was primarily due to the Company's recent expansion into other geographical areas and the related increased premium levels. The ratio of general and administrative expenses to net premiums earned was 14.8% for the first nine months of 1996, compared to 14.1% for the first nine months of 1995.

Policyholder dividends for the nine months ended September 30, 1996 were a net credit of ($127,000), compared to a net charge of $428,000 for the nine months ended September 30, 1995. The net credit reflects the elimination of $289,000 of dividend reserves for which no further future liability is expected. The remaining reserve for policyholder dividends of $247,000 as of September 30, 1996 represents current expectations of future policyholder dividend payments on participating policies inforce. In determining the appropriate policyholder dividend reserve level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

The loss before taxes was $5,050,000 for the nine months ended September 30, 1996, compared to net income before taxes of $1,194,000 for the nine months ended September 30, 1995. This decrease was due primarily to an increase in losses and LAE, offset by decreases in underwriting expenses and dividends, and an increase in premiums earned.

Because of the significant operating loss in the third quarter of 1996, it was necessary to record a valuation allowance against 1996 increases to the Company's tax net operating loss carryforward, recorded as a deferred tax asset. That resulted in an income tax charge of $606,000 for the nine months ended September 30, 1996.

The net loss for the nine months ended September 30, 1996 was $5,656,000, compared to net income of $812,000 for the nine months ended September 30, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Net premiums earned increased 16.7%, to $22,156,000, for the three months ended September 30, 1996, from $18,992,000, for the three months ended September 30, 1995. This increase was primarily the result of increased premium rates by the Company in California, effective January 1, 1996, as well as continued expansion by the Company into additional geographic areas during the third quarter of 1996, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October 1995. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia, and commenced operations in April 1996. Premiums earned outside of California equaled approximately $3,118,000 or 14.1% of the total Company premiums earned during the third quarter of 1996. In October 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Alabama; operations are expected to commence during fourth quarter 1996. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income decreased 12.7% to $1,745,000 for the three months ended September 30, 1996, from $1,998,000 for the three months ended September 30, 1995. The amount of average invested assets decreased 14.1% to $114,800,000 for the three months ended September 30, 1996, compared to the same period in 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and the first nine months of 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets was 6.1% for the three months ended September 30, 1996, and 6.0% for the comparable period in 1995.

Losses and LAE incurred increased by $6,191,000 for the three months ended September 30, 1996, compared to the same period for 1995. The loss and LAE ratio increased to 93.7% during the three months ended September 30, 1996, compared to 76.7% during the three months ended September 30, 1995. The cause of the Company's operating loss for the 1996 third quarter was an increase of approximately $4,500,000 to loss and allocated loss adjustment expense reserves for the 1990-1993 accident years. Although the Company's trends in the frequency and severity of claims are favorable for the 1995 and 1996 accident years, and the Company's total reserves were within the reasonable range of its actuaries' estimates through June 30, 1996, development patterns in the 1990-1993 accident years that are inconsistent with historical patterns have been observed. Those accident years were unique for the Company and the industry. The 1990-1991 years were very difficult, due to the impact of fraud and stress claims from adverse economic conditions. The 1992-1993 years were very favorable transitional years, following legislative reforms to the workers' compensation benefits system. Nevertheless, it has been unclear how each of those years will ultimately develop; and as a precaution, reserves have been increased on those years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total underwriting expenses increased $265,000, or 3.9%, for the three months ended September 30, 1996, compared to the same period in 1995. The increase was primarily the result of an increase in general and administrative expenses. The average commission rate to agents and brokers decreased to 13.6 % for the three months ended September 30, 1996, compared to 19.8% for the three months ended September 30, 1995.

The general and administrative expense component of the Company's underwriting expenses increased by $899,000, or 35.4%, to $3,442,000 during the third quarter of 1996, from $2,543,000 during the third quarter of 1995. The increase in general and administrative expense was primarily due to the Company's recent expansion into other geographical areas and the related increased premium levels. The ratio of general and administrative expenses to net premiums earned was 15.5% for the third quarter of 1996 compared to 13.4% for the third quarter of 1995.

Policyholder dividends for the three months ended September 30, 1996 were $14,000 compared to $9,000 for the three months ended September 30, 1995. In determining the appropriate policyholder dividend reserve level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

The loss before taxes was $4,425,000 for the three months ended September 30, 1996, as compared to a net loss before taxes of $868,000 for the three months ended September 30, 1995. This loss was due primarily to an increase in losses and LAE.

Because of the significant operating loss in the third quarter of 1996, it was necessary to record a valuation allowance against 1996 increases to the Company's tax net operating loss carryforward, recorded as a deferred tax asset. That resulted in an income tax charge of $791,000 for the third quarter of 1996.

The net loss for the three months ended September 30, 1996 was $5,216,000, compared to a net loss of $532,000 for the three months ended September 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

Pac Rim Holding was organized in May 1987 and has been capitalized from sales of the Company's Common Stock. Pac Rim Holding is dependent on dividends from Pacific Rim Assurance for operating funds. Pacific Rim Assurance may pay dividends without prior California Insurance Department approval to the extent it has available "earned surplus". Dividends are further limited to an amount up to the greater of net income from the preceding calendar year or 10% of policyholders' surplus as of the end of the preceding year. Earned surplus for Pacific Rim Assurance is its unassigned surplus, which was $2,131,000 at December 31, 1995. Accordingly, Pacific Rim Assurance may pay dividends of $2,131,000 to Pac Rim Holding in 1996, without such prior approval. The total amount of dividends paid by Pacific Rim Assurance to Pac Rim Holding during 1996 was $1,100,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


One of the most widely accepted factors used by regulators and rating agencies in evaluating insurance companies is the ratio of net premiums written to policyholders' surplus, which is an indication of the degree to which an insurer is leveraged. While there is no statutory requirement applicable to Pacific Rim Assurance that establishes a permissible net premiums written to policyholders' surplus ratio, as determined in accordance with statutory accounting practices, the National Association of Insurance Commissioners ("NAIC") uses a ratio of three to one as an appropriate guideline in assessing a property/casualty insurance company's financial condition. The lower the ratio, the less leveraged is the company. At September 30, 1996, the statutory-basis policyholders surplus of Pacific Rim Assurance was $41,473,000. Pacific Rim Assurance's ratio of annualized net premiums written to policyholders' surplus for 1996 was 2.06 to 1, as determined on the basis of statutory accounting practices.

Insurance companies are required to maintain on deposit with the Regulatory Agencies deposits for the benefit of policyholders, in an amount prescribed by regulations. At September 30, 1996, the Company was in good standing with all Departments of Insurance with respect to its deposit requirements, maintaining investments with a total fair value of $100,855,000 on deposit with authorized depositories in various states, in excess of total deposit requirements of $99,537,000.

A workers' compensation insurance company must maintain sufficient liquid assets to meet its contractual obligations to policyholders, in addition to maintaining funds to meet ordinary operating expenses. The Company typically has several sources of funds to meet obligations, including cash flow from operations, interest from fixed-income securities, recoveries from reinsurance contracts, as well as the ability to sell portions of its investment portfolio. In addition, the Company has an unsecured line of credit for $2,000,000 from a bank. No borrowings have been made from this line of credit. The Company has an investment portfolio of high quality, highly liquid, U.S. Treasury, other governmental agency, and corporate obligations. The Company's cash flows used in operating activities for the nine months ended September 30, 1996 and 1995, were $(10,848,000), and $(18,945,000), respectively. In light of the reduced level of premiums written during 1995 and the first nine months of 1996, compared to prior years, due to state-mandated reductions in premium rates, and the repeal of the minimum rate law, coupled with claim payments required on the relatively higher levels of premium volume previously written, it is probable that the Company will experience a continued period of negative cash flow, until the level of loss payments decreases to the level proportionate to the level of premiums collected. The Company believes that Pacific Rim Assurance will be able to meet its requirements for both claim payments and expenses.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

Since the first quarter of 1995, the Company has retained as consultants, Salomon Brothers (the investment banking firm that assisted the Company in previous capital-raising transactions) to advise of future strategic alternatives. On September 17, 1996, the Company executed a Definitive Agreement and Plan of Merger with Superior National Insurance Group, Inc., a California corporation, and SNTL Acquisition Corp., a Delaware corporation ("Superior"), regarding an acquisition of the Company by Superior for total consideration of approximately $54,000,000 in cash upon closing of the transaction, which would result in payment of approximately $3.00 to $3.10 per share of common stock held by its common stockholders, and a like sum to convertible debenture holders, and warrant and option holders (assuming the conversion of such security interests). The close of the transaction is subject to regulatory and shareholder approval; and if such approvals are obtained, it is expected to close before December 31, 1996. The actual sum paid per share of common stock upon closing is subject to final analysis of loss and allocated loss adjustment expense reserves, and downward adjustment to the warrant exercise price per share, for a certain level of adverse development in December 31, 1993 loss and allocated loss adjustment expense reserves with respect to the 1992 and 1993 accident years.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

The amount of the premiums charged for workers' compensation insurance is dependent on the size of an employer's payroll and the type of business, and the application of corresponding rate schedules setting forth the appropriate rate. In California and Texas, rates are independently filed by the Company, reflecting either the advisory rates of the applicable rating bureau, or an appropriate deviation therefrom. In Arizona and Georgia, the National Council of Compensation Insurance (NCCI) files the pure premium rates on behalf of all insurance companies.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

(a)  Exhibits
     --------


11        Computation of Per Share Earnings

27        Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Current Report on Form 8-K, dated October 2, 1996 reporting on Item 5, Other Events, in connection with the Agreement and Plan of Merger with Superior National Insurance Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Pac Rim Holding Corporation



November 13, 1996                      By: /s/Stanley Braun
                                           -------------------------
                                           Stanley Braun
                                           President and
                                           Chief Executive Officer



November 13, 1996                      By: /s/Paul W. Craig
                                           -------------------------
                                           Paul W. Craig
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



November 13, 1996                      By: /s/Jonathan T. Wallace
                                           -------------------------
                                           Jonathan T. Wallace
                                           Controller
                                           (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                                                           Sequentially
Number              Description                                   Numbered Page
------              -----------                                   -------------
 11                 Computation of Per Share Earnings

 27                 Financial Data Schedule

                                       22