Form 10-K
period 1996-12-31
PAC RIM HOLDING CORP
filed 1997-03-05
CIK 837942

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

       (Mark One)
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                      For the fiscal year ended December 31, 1996

                              OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                    For the transition period from ________ to  ________

                        Commission File Number 0-18779

                          PAC RIM HOLDING CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                              95-4105740
     (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)               Identification No.)

     6200 Canoga Avenue
     Woodland Hills, California                      91367-2402
     (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (818) 226-6200

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

     Title of each class                      CUSIP Number
     -------------------                      ------------
     Common Stock, $.01 par value             693-71P-10-0

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 4, 1997 was approximately $13,865,199, based on the closing sale price of such stock on such date.

     On March 4, 1997, Registrant had 9,528,200 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which Registrant intends to file with the Securities and Exchange Commission not later than 120 days from the close of its fiscal year, is incorporated by reference in Part III of this Annual Report.

                                    PART I

Item 1. Business.

General
Pac Rim Holding Corporation ("Pac Rim Holding") is engaged through its subsidiary, The Pacific Rim Assurance Company ("Pacific Rim Assurance"), and its subsidiary, Regional Benefits Insurance Services, Inc. ("RBIS") exclusively in the writing of workers' compensation insurance. The Company markets its policies through approximately 200 independent insurance agencies and brokerage firms. Pac Rim Holding was founded in 1987 and became a publicly held company in 1991. Historically, the Company concentrated primarily on the Southern California market. During 1995, in connection with efforts to expand its business into additional geographic areas and increase future revenues, Pacific Rim Assurance received Certificates of Authority to write workers' compensation insurance in Arizona and Texas, and it commenced writing in those states. In March 1996 and October 1996, respectively, the Company received certificates of authority to write workers' compensation in Georgia and Alabama, and it commenced operating in those states. Also in 1996, RBIS produced workers' compensation insurance business, as an insurance agency, for other insurance carriers, in Florida and certain other states in which the Company is not directly licensed; the Company in turn participated as a reinsurer of those other carriers. RBIS also produced accident and health insurance business, as an insurance agency, for other insurance carriers, for which it earned commission revenue without assuming risk. Unless the context indicates otherwise, the "Company" refers to Pac Rim Holding, Pacific Rim Assurance, and RBIS.

Statements herein that use the words, "the Company believes","the Company expects", and "in the Company's opinion", are forward-looking statements, and the actual results could differ materially from those projected in the forward-looking statement. For the significant factors that may cause actual results to differ, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Definitive Agreement and Plan of Merger

Since February 1995, the Company has retained as consultants, Salomon Brothers, Inc. ("Salomon"), the investment banking firm that assisted the Company in previous capital-raising transactions, to advise the Company regarding future strategic alternatives. In early June 1996, with the assistance of Salomon, representatives of the Company and Superior National Insurance Group, Inc. ("Superior") contemplated a merger opportunity. Soon after, representatives of Superior commenced a due diligence review of the Company's operations and financial condition. That review involved representatives of the executive, operating, and financial management of Superior and its principal investor, Insurance Partners, L.P., Zurich Reinsurance Centre, Keystone, Inc., and Chase Manhattan Bank, as well as Superior's independent auditors and independent actuaries. In the process of negotiating a possible merger, and after consulting with their respective actuaries, the Company and Superior mutually agreed that an increase of approximately $4,500,000 to loss and loss adjustment expense ("LAE") reserves during the third quarter would be reasonable.

On September 17, 1996, the Company announced that it had executed a definitive Agreement and Plan of Merger ("Definitive Agreement") with Superior regarding an acquisition of the Company by Superior for total consideration of approximately $54,000,000 in cash upon closing of the transaction, which would have resulted in payment of approximately $3.00 to $3.10 per share of common stock held by its common stockholders, and a like sum to convertible debenture holders, and warrant and option holders (assuming the conversion of such security interests). The close of the transaction was subject to regulatory and shareholder approval; and if such approvals were obtained, it was expected to close before December 31, 1996 or early in 1997. The actual sum that would be paid per share of common stock upon closing was subject to final analysis of loss and allocated LAE reserves, and downward adjustment to the warrant exercise price per share, for a certain level of adverse development in December 31, 1993 loss and allocated LAE reserves with respect to the 1992 and 1993 accident years. In connection with its decision to sign the Definitive Agreement, the Company's Board of Directors obtained an opinion from its financial advisor, Salomon , that the consideration to be paid to the stockholders in the merger was fair from a financial point of view.

During the third quarter of 1996, the Company did in fact increase its loss and LAE reserves related to accident years 1995 and prior by approximately $4,500,000 in recognition of the advice of both its internal and independent actuaries, and the reserve strengthening agreed upon with Superior. The total adverse development recognized on prior accident years during the first nine months of the year was approximately $5,600,000. At September 30, 1996, the Company's loss and LAE reserves were within the independent actuaries' reasonable range, and the Company believed that its recorded loss and LAE reserves were adequate.

Simultaneously, in July 1996, the California Department of Insurance ("Department") began a triennial examination of Pacific Rim Assurance. The last triennial examination was as of December 31, 1991, and no significant situations regarding reserves were raised in that examination. The Department advised the Company during December 1996 that it had linked the approval of the pending Superior transaction with the completion of the triennial examination, and that approval of the transaction would be delayed. That was the first knowledge that the Company had that the announced transaction would not close in 1996 as previously thought. Thus, having already distributed a proxy statement to shareholders on November 20, 1996, the Company, on December 10, 1996 and January 10, 1997, announced postponements of its planned Special Meeting of Stockholders to approve the transaction.

In connection with its examination, the Department undertook studies of Pacific Rim Assurance's loss and LAE reserves. In December 1996, the Department advised the Company that the Department's consulting actuaries had a difference of opinion regarding the adequacy of the Company's loss and LAE reserves, from that of the Company and its internal and independent actuaries. At the direction of the Department, the Company and its actuaries met with representatives of the Department and its actuaries, to provide additional data and assist in reconciling the Company's recorded loss and LAE reserves to the preliminary findings of the Department's actuaries. Following approximately two months of extensive meetings with the Department and its actuaries, Pacific Rim Assurance, in conjunction and consultation with its internal and external actuaries, reached agreement with the Department, to increase its loss and LAE reserves by $12,000,000 to take a more conservative approach for accident years 1995 and prior. As a result of the increase, the Company believes that the Department will approve the pending transaction with Superior shortly. The $12,000,000 increase was greater than the amount that was needed to be within the reasonable range of the Company's independent actuaries; but the Company believes the pending transaction could no longer be delayed, and Department approval was and is essential to completion of the transaction.

The principal differences in opinion between the Company and the Department related to the 1991, 1992, and 1993 accident years, which were among the most volatile in the history of California workers' compensation insurance industry claims experience. That volatility was the result of adverse economic conditions in California, layoffs and unemployment that led to massive numbers of fraudulent or questionable claims, and the pervasive need for several years to have effective legislative changes in the California workers' compensation system. The California workers' compensation insurance industry in general experienced such conditions during that period. In response to that experience, the California legislature enacted subsequent reforms in July 1993, to correct many of the abusive claim situations that befell the industry and the Company. (See "Business-Claims, Losses, and Loss Reserves".)

On February 18, 1997, the Company announced that it had executed an Amended and Restated Agreement and Plan of Merger ("Amended Agreement") with Superior, regarding an acquisition of the Company pursuant to the terms of which the stockholders would receive $2.11 per share (a total of approximately $20,063,293), the convertible debenture holders would receive face value for the debentures or $20,000,000, and $1,957,739 would be paid to acquire all of the issued and outstanding warrants of the Company and options to purchase common stock that are "in-the-money", for a total consideration of approximately $42,021,032. The above-mentioned adjustment to increase the loss and LAE reserves of Pacific Rim Assurance by $12,000,000 necessitated renegotiation of the terms of the prior Definitive Agreement with Superior. The revised terms reflect a reduction of $12,000,000 from the $54,000,000 total consideration previously announced. The reduction in the purchase price to be paid by Superior under the Amended Agreement was attributable to the reserve increase described above. The Company and its actuaries believe that this strengthening of reserves will now conclude the Department's triennial examination and result in the securing of the necessary regulatory approval of the pending transaction. However, other unforeseen factors could affect either the regulatory approval process or the ultimate closing of the transaction.

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

The amount of the premiums charged for workers' compensation insurance is dependent on the size of an employer's payroll and the type of business, and the application of corresponding rate schedules setting forth the appropriate rate. In California and Texas, rates are independently filed. In Arizona, Georgia and Alabama, premium rates are based on the National Council of Compensation Insurance (NCCI) rate filings.

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

Significant Changes in the California Workers' Compensation System

There have been material changes in the laws and regulations affecting the workers compensation industry in California, the jurisdiction in which the Company has in the past, conducted all its activities.

Prior to 1995 within California, a minimum rate law was in effect, which law was intended to curtail indiscriminate rate cutting, which rate cutting was felt to threaten the solvency of private workers' compensation insurers. Although an insurer could not charge less than the minimum rates set by the Department, insurers could charge more than the minimum rates. The minimum rates for workers' compensation policies were reviewed annually by the Workers' Compensation Insurance Rating Bureau ("WCIRB") and the Department. In reviewing the WCIRB's proposed rates, the Department considered the loss experience for the industry as a whole and, after adding factors for reasonable underwriting costs and profits, approved publication of rate schedules for various classifications of employees. Rates could be revised and approved by the Insurance Commissioner whenever the legislature changed the levels of benefits payable or industry loss experience indicated the need for a rate revision.

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

Along with that legislation affecting workers' compensation rates, the California legislature further enacted legislation designed to reform the benefits available and combat fraud within the California workers' compensation system. In particular, the legislation provided for increased benefit payments applicable to totally disabled and seriously injured workers, while at the same time cutting benefits for certain over-utilized treatments and psychiatric injury claims. The ultimate impact of these reforms on the operations and profitability of the Company cannot be stated with certainty. The more significant provisions of the benefits reform legislation are outlined below.

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

Rating Organizations

In August 1996, Pacific Rim Assurance received a Standard & Poor's claims-paying ability rating of BBBq, defined as "Adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions." That rating is the fourth highest of nine ratings, and is within Standard & Poor's "Secure" range.

In May 1994, Pacific Rim Assurance received its initial Best's rating of B+ (Very Good) by A.M. Best Company, Inc. ("Best"), a nationally recognized insurance rating service. Generally, many employers, or their agents and brokers, will do business only with a company rated by Best. The Best's rating of B+ was the sixth highest of fifteen ratings published by Best.

In June 1996, Best assigned Pacific Rim Assurance a rating of B (Adequate), the seventh of the fifteen Best's ratings. That rating change was the result of what Best believed was a major change occurring in the California workers' compensation insurance market, potentially weaker loss and LAE reserves of the Company, and concern about the debt service burden of Pac Rim Holding and the ability of Pacific Rim Assurance to assist in that repayment.

Following receipt of the rating in June 1996, and continuing throughout the second half of 1996, the Company continued to convey additional information to Best, as well as the belief that the pending merger transaction, elimination of debt, additional capital and reserve strengthening taken during the first nine months of the year would relieve the concerns previously expressed by Best. Accordingly, in October 24, 1996, following the Company's September 17, 1996 announcement of the pending acquisition by Superior, Best reported that it had placed the rating of Pacific Rim Assurance "under review with positive implications".

On February 24, 1997, Best advised the Company that as a result of the announcement of a further increase in loss and LAE reserves, the Company would be downgraded until the pending transaction with Superior closes, which is anticipated to be April 1997. Best expressed concern with the Company's claims strengthening, debt service burden, and debt payment ability. The Company believes that these concerns ultimately will be alleviated by closing the transaction. Nevertheless, Best believed that in the interim, a Best's rating of C++ (Marginal), the ninth of the fifteen ratings, was appropriate. The Company does not agree with the Best rating, and has so advised Best; but the Company believes that the successful closure of the transaction in April 1997 will result in the proper rating. Best did state in its public release of the rating that, upon successful completion of the transaction, it likely will upgrade the rating of Pacific Rim Assurance.

Marketing

The Company markets its insurance policies through approximately 200 independent insurance agencies and brokerage firms, many of which specialize in workers' compensation insurance. The independent insurance agencies and brokerage firms that sell the Company's insurance policies also represent other insurance companies. The Company pays such independent insurance agents and brokers a commission consistent with workers' compensation insurance industry practices.

At December 31, 1996, 35% of the Company's premiums in force had been generated by its five highest producing agencies and brokerage firms, two of which accounted for 17% of total premiums in force at that date. The Company believes that it has favorable operating relationships with these agencies and brokerage firms. No agency or brokerage firm is obligated to place insurance policies with the Company, and the Company is not obligated to accept business submitted from any agency or brokerage firm. The loss of any one or more of these agencies or brokerage firms could materially effect the Company's business.

At December 31, 1996, service industry policyholders represented over 66% of premiums in force. Typical service industry policyholders include convalescent homes, restaurant companies, agricultural enterprises, garbage collection, and parking lot operators. Light manufacturing, including assembly businesses, accounted for 23%, and other industry policyholders represented 11% of premiums in force.

During 1995, the Company experienced premium rate erosion. During 1996, the Company achieved premium rate increases of approximately 9%. There can be no assurance that the Company's premium rates in the California marketplace will remain at such 1996 levels in 1997. The Company's underwriting philosophy continues to be predicated on adequate pricing for anticipated claims, services, and expenses. To offset expected premium loss in California resulting from open rating, the Company implemented a strategy of expanding into specific new marketplaces in the southwestern and southeastern United States, by becoming licensed in Arizona and Texas in 1995, and Georgia and Alabama in 1996, and also producing and assuming business in Florida and certain other states.

Underwriting

The Company specializes in underwriting larger premium accounts that generate annual premiums in excess of $30,000. These accounts generally are comprised of employers, with approximately 50 or more employees, primarily engaged in service and light manufacturing industries, and which have a favorable loss experience or are willing to attempt to improve their loss experience through application of the Company's loss control programs. Pacific Rim Assurance carefully evaluates the potential profitability of each application for insurance. This evaluation is based on numerous factors, including the Company's analysis of the adequacy of the premium rates for various potential loss exposure classifications, a team analysis utilizing underwriting, risk management, and claims personnel to determine whether to accept a specific risk, and the development of an account service plan for each insured employer to reduce claim incidents and control loss costs. The Company's employees generally inspect all businesses prior to issuing coverage. The Company generally does not insure employers known to be engaged in businesses considered by the WCIRB as large loss exposure classifications.

Prior to insuring a particular risk, a two-tiered evaluation of the employer is conducted. The Company reviews the policyholder's loss exposure, loss history, and financial stability. In addition, representatives of the Company's loss control department meet with the policyholder and evaluate safety attitude, employee/employer relations, and the employer's willingness to work in partnership with the Company to reduce work-related injuries and illnesses. Based on this evaluation, premiums are established that take into account the additional cost for increased loss control services that may be required for that insured. The Company may decline particular risks, regardless of prior histories, due to potential hazards inherent in certain businesses. Examples of such classifications include risks associated with aviation or the operation of aircraft, the manufacture, storage, filling, breaking down, or transport of fireworks, ammunition, explosive gases, explosives, or various other volatile materials, mining or quarry operations, and the demolition of structures. The Company will initiate on-site inspections for inforce accounts if the employer had a high loss experience since being insured with the Company.

Employer Services

Employer services encompass the areas of loss control and claims administration. The Company believes that effective loss control procedures and claims administration services are the keys to controlling employers' workers' compensation insurance costs.

Loss Control.  The Company's emphasis on loss control is an integral part of its
------------
marketing and underwriting effort. Generally, the Company's loss control personnel meet with large and medium-sized accounts to discuss hiring practices, orientation, and training, with the goal of producing a loss control service plan for the employer soon after the policy is issued. In addition, the Company's loss control personnel often assist insureds on a continuing basis in developing and maintaining safety programs and procedures to minimize on-the-job injuries and industrial health hazards, and may help insureds comply with state and federal laws relating to safety and health in the workplace. The Company's loss control consultants provide Industrial Hygiene Services as well as a complete Psychiatric Stress Prevention Program. Loss control service programs include the use of video recording for analyzing work practices, customized orientation programs, hazard recognition, and materials handling. The Company also regularly provides detailed loss analyses to employers containing information relevant to each incident, claim frequency and severity, and information as to paid and anticipated future losses and LAE. These reports are used as a trend analysis of the loss control service plan and assist in determining areas in which improvement may be needed.

Claims Administration.  The Company's claims administration service focuses on
---------------------
developing a close relationship with its policyholders and returning employees to work as soon as possible. The Company believes that this goal ultimately benefits all parties, including the employee, the insured, and the Company. The Company is staffed with claims personnel, some of whom are bilingual in Spanish and English, who handle the investigation, management, disposition, and payment of claims. The Company also employs specialists in litigation and vocational rehabilitation. The Company seeks to contact each injured worker within 24 hours of the first report of injury and to contact promptly the medical provider and employer. Direct contact with all the involved parties can assist the claims examiner in establishing a claims reserve, beginning benefit payments to the injured worker in a timely manner, and developing a return-to-work plan.
The Company believes personal contact can also help to establish a rapport with the injured worker. In the event an injured worker is unable to return to his or her prior employment, the Company provides voluntary vocational rehabilitation in the form of testing, development of an alternative return-to-work plan, retraining and placement services, and disability benefits during the retraining and placement stages. To assist in its achievement of these goals, the Company has established an alliance with MetraComp, a subsidiary of United Health Services and MetraHealth, to provide managed medical care services. Although the length of time that has passed has been too limited to provide definitive results, as a result of the above actions, the Company has experienced improvement in average severity of paid claims, and has experienced a favorable trend in overall claim severity during 1996.

The Company's Claims Special Investigative Team is responsible for the investigation of suspected fraudulent claims and preparing these cases for litigation. The need for such a unit originally arose during the early 1990's as a result of the number of claims stemming from adverse economic conditions in Southern California, including "stress and strain" claims. This team's efforts have resulted in several prosecutions, numerous withdrawals of alleged fraudulent claims, and successful closure of other questionable claims. Investigation results are shared with the Department Fraud Bureau and the applicable county's District Attorney's office in preparation of cases for criminal prosecution.

The Company's claims policy emphasizes a rapid claims processing function, so that earlier and more immediate processing of incidents would occur, with more prompt intervention by Company claims personnel, earlier recognition of claims closing possibilities, and refined claim reserving techniques.

Policyholder Dividends

California law permits workers' compensation insurers to issue participating policies. Participating policies accounted for 7% of the premiums in force at December 31, 1996. Although workers' compensation insurance carriers are prohibited by law from promising policyholders that future policyholder dividends will be paid or stating the amount or rate of dividends to be paid, companies compete by informing policyholders of the amounts of dividends that have been paid historically.

The Company concentrates on insuring workers' compensation accounts where it competes primarily on the basis of service and reducing the overall cost of workers' compensation insurance, and where the payment of policyholder dividends are less of a factor. Effective January 1, 1995, when the end of the minimum rate law occurred and open price competition officially began, the use of policyholder dividends in the pricing process became even less of a competitive factor in California. The competitive pricing of business is more impacted by the cost of insurance at the inception of the policy, not with the payment of policyholder dividends after the policy expires.

The Company also issues participating policies in Arizona. It is not anticipated that the payment of dividends will be a significant factor to the Company's marketing strategy.

Any payment of dividends to policyholders determined by the Board of Directors of an insurance company is subject to the legal requirements in California that such dividends may not exceed the historical earned surplus related to such company's workers' compensation policies, may not be unfairly discriminatory, and may not be declared or paid until after policy expiration. The Board of Directors of Pacific Rim Assurance considers a number of factors in connection with the declaration of policyholder dividends, including risk and expense factors, the loss ratio of an insured, class of business, premium payment history of the policyholder, adequacy of premium rates, and the overall loss ratio and financial condition of the Company.

Premium Collection

At the time the Company issues a policy to an insured, the Company bills the appropriate independent insurance agency or broker for the deposit premium. The independent agent or broker is responsible for the deposit premium regardless of whether they collect the deposit premium from the insured. The deposit premium is a percentage of the estimated annual premium of the policy at the time of issuance. The percentages range from 10% to 100% of the estimated annual premium depending on the premium payment schedule, the insured's credit history, employment classifications, and the industry in which the insured operates. The deposit premium is applied to premiums due to the Company. The Company utilizes both Agency Bill and Direct Bill systems. As of December 31, 1996, 94% of the Company's premiums receivable were Agency billings.

The insured remits its premiums based on a payment plan or amounts calculated from periodic reports of the insureds payrolls. In the latter case, the insured is required to report periodically to the Company the amount of payroll paid within each of the insured's employment classifications. When the Company receives this information, it invoices the independent agency, broker, or insured for the amount due from the insured for the coverage period. The independent agency, broker, or insured must submit the amount due to the Company within 10 to 45 days from the date in which the premium is billed (depending on the independent agency's, broker's, or insured's credit terms with the Company). If the insured fails to remit the premium due or submit the appropriate payroll reporting, the policy is cancelled.

At the end of the policy term or if the policy is cancelled, a final audit of the insured's records is conducted to determine the correct amount of premium due to the Company. If the Company is owed any balance after application of the deposit premium, the Company notifies the insured and submits a premium invoice to the independent agency, broker, or insured. If the insured fails to remit the amount due, under Agency Bill, the independent agency or broker is responsible for paying the amount due to the Company, unless the agent or broker returns the premium due back to the Company for direct collection. In such event, the Company initiates collection procedures against the insured.

Since inception, the Company's premium billings that have been written off, and the allowance for doubtful accounts, have had a negligible impact on the Company's operations. During the period from 1987 through 1995, the total of uncollected premiums written off and allowance for doubtful accounts has been
 .67% of net premiums earned. That collection experience is the result of a ratio of approximately .7% for the years 1987 through 1995, and a ratio of approximately .4% for the year ended December 31, 1996.

The Company's allowance for doubtful accounts as of December 31, 1996 and 1995, was $1,055,000 and $1,221,000, respectively. Such reserves are based on the Company's analysis of its aging of receivable balances and collection experience. The Company believes that its allowance for doubtful accounts as of December 31, 1996, provides a reasonable allowance for uncollectible premiums. For statutory accounting purposes, if any portion of the premiums due from an insured is over 90 days past-due, the entire amount of the total premiums due from that insured is considered a non-admitted asset and a reduction to surplus, without regard to collectibility. At December 31, 1996 and 1995, the statutory past-due premiums of Pacific Rim Assurance, excluding amounts that the Company considered to be "in-transit", which were recovered within approximately 30 days following the applicable date, were $2,452,000 and $2,158,000, respectively. However, in connection with its statutory triennial examination of Pacific Rim Assurance as of December 31, 1995, during the second half of 1996, the Department instructed the Company to include such in-transit amounts in the measurement of statutory past-due premiums. Therefore the adjusted statutory past-due premiums at December 31, 1996 and 1995 were $5,850,000 and $5,076,000.

Claims, Losses, and Loss Reserves

The Company conducts all claims operations, which include reviews of initial reports of work-related injuries, assignments of appropriate field investigators, determinations of whether subrogation should be pursued, and vocational rehabilitation counseling from its principal office in Woodland Hills, California, and its claim service offices in Fresno, and Phoenix, Arizona. Certain claims are administered by third-party claim agencies under the supervision of the Company.

As an insurance company, Pacific Rim Assurance is required to maintain reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period, net of estimated reinsurance recoveries. These reserves are estimates involving actuarial and statistical projections at a given time of what the Company expects the ultimate settlement and administration of claims to cost, based on facts and circumstances then known, late reported claims, estimates of future trends, and other variable factors such as inflation or changes in regulations. There are inherent uncertainties in estimating loss reserves as a result of the period of time that often elapses between the occurrence of a loss, the reporting of that loss, and the final disposition of the loss.

When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on workers' compensation regulations, and other experience and knowledge of such personnel regarding the nature and value of each claim. These claims are continually investigated and regularly updated. A reserve is also established for allocated LAE for individual claims, which represents the estimated expenses of settling the claim (including legal and other fees).

The claims department completes a thorough investigation of all allegations made by injured workers. Once all facts are in, a decision to either accept or deny the claim is made by the Company, in accordance with the appropriate state regulations. If a dispute arises, it will be settled either directly with the injured worker, through the worker's attorney, or through a formal hearing in accordance with the state regulations. In California, monetary settlements must be approved through the State of California Workers' Compensation Appeals Board.

In most cases, benefits are paid by the Company for lost wages (temporary disability) and medical expenses from the initial stages of the claim until the injured worker is able to return to work. After the worker returns to work, the Company may continue to pay medical expenses for ongoing treatment and additional disability benefits (for permanent disability). Until all payments are made, the Company will continue to reserve for the estimated future disability payments to the injured worker, medical costs, as well as other related settlement expenses.

In accordance with industry practice, the Company maintains an incurred but not reported ("IBNR") reserve. That reserve is established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to the Company, and for future increases of known case reserves. In calculating its IBNR reserves, the Company uses generally accepted actuarial reserving techniques that take into account loss experience data. The IBNR reserve is based on the Company's loss experience and frequency patterns for late reported claims. The IBNR reserve also takes into account certain factors such as changes in workers' compensation regulations, the mix of business, claims processing, current economic conditions, and inflation that can be expected to affect losses over time.

Accurate assessments of case reserves and IBNR reserves are made more difficult when current underlying conditions affecting claims differ from prior underlying conditions. The 1992 and 1992 legislative reforms in California workers' compensation insurance laws resulted in significant changes in the frequency and severity of claims, as well as changes in claims payment and settlement patterns. Some of the types of claims that were affected include cumulative trauma, stress claims, strain claims, vocational rehabilitation, and litigated claims.

Liabilities known as "cumulative trauma" or "cumulative injury" may include hearing loss, back injuries, lung problems, or heart attacks. Cumulative trauma claims are evaluated by the Company in the same manner as other types of claims.

However, the Company evaluates each such claim to determine whether the trauma was suffered prior to, or after the commencement of, the Company's coverage.

From 1991 through 1992, the California workers' compensation industry experienced an increase in the number of "stress and strain" claims that did not involve traumatic physical loss or injury. These claims typically related to alleged injuries or illnesses arising out of psychological pressures in the workplace. A claimant may have asserted, for example, that verbal abuse, harassment, plant closures, or a change in job status precipitated illness. Concurrently with the increase in "stress and strain" claims, an increase in the number of fraudulent workers' compensation claims also occurred. The Company established a special unit to address the effect that these developments had on its business by scrutinizing and evaluating "stress and strain" claims that do not involve traumatic physical injuries. This unit employs numerous specialized techniques in connection with its activities.

In July 1991, legislation was enacted in the State of California with respect to "stress and strain" claims. Under one measure, which became effective January 1, 1992, physicians and attorneys, as well as claimants, who engage in fraudulent workers' compensation practices can face imprisonment and other criminal penalties such as loss of their professional licenses. Other legislation enacted in the same month and effective since July 16, 1993 prohibits an employee from asserting a "stress and strain" claim for psychiatric injury caused by a "regular and routine employment event" (including a nondiscriminatory good faith personnel action such as discipline, work evaluation, transfer, demotion, layoff, or termination), unless the employee has been employed by that employer for six months. Further, the benefits reform legislation enacted during 1993 (See "Significant Changes in the California Workers' Compensation System") raised the standard for determining the compensability of a psychiatric injury claim to be "predominately" related to employment. Since late 1992, the frequency of newly reported stress and strain claims has steadily and significantly decreased.

Another area giving rise to increased loss costs and difficulty in reserve assessment is the mandatory vocational rehabilitation benefit afforded under California law. The Company has established procedures to minimize losses in this area. The Company's claims department staff encourages vocational rehabilitation for injured workers who choose to receive that benefit and encourages voluntary early return-to-work programs, and works with the employer to develop a modified job assignment promptly following recovery from an injury.

The Company has implemented a program to utilize in-house legal staff versus outside legal counsel for those claims requiring legal assistance. The Company believes that this program has and will continue to reduce the legal costs for these claims.

The Company evaluates reserves in the aggregate based on monthly indications using actuarial methods, and interim reviews by internal and independent actuaries, and makes adjustments where deemed appropriate. However, during past years, like many other casualty insurance companies, the Company experienced adverse loss development from prior accident years. The increases in reserves for prior years reduced results of operations for periods in which the adjustments were made. During the nine months ended September 30, 1996, the Company increased total losses and LAE related to 1995 and prior accident years by approximately $5,600,000, including approximately $4,500,000 recognized during the third quarter of 1996 related to the 1990-1993 accident years. Based on the Company's internal actuarial analysis and input from its independent actuaries, the Company believed that its recorded loss and LAE reserves at September 30, 1996 were adequate and within the independent actuaries' reasonable range as of that date.

During the fourth quarter of 1996, the Department, in connection with its statutory triennial examination of Pacific Rim Assurance as of December 31, 1995, and its regulatory review prior to granting approval of the pending acquisition of the Company by Superior, undertook studies of the Company's loss and LAE reserves. Following extensive review by, and meetings with the Department, and giving recognition to the combined impacts on loss and LAE development patterns of the volatility in legislative, economic, managed medical care, litigation expense, and other significant factors, the Company, in conjunction and consultation with its internal and independent actuaries, reached agreement with the Department to increase its loss and LAE reserves by approximately $12,000,000 for accident years 1995 and prior in its fourth quarter 1996 operating results. The $12,000,000 increase was greater than the amount that was needed to be within the reasonable range of the Company's independent actuaries; but the Company believes the pending transaction with Superior could no longer be delayed, and Department approval was and is essential to completion of the transaction.

The reason for recognizing such adverse development was that during 1996, despite experiencing favorable trends in the overall frequency and severity of claims for the 1995 and 1996 accident years, the Company and its internal and independent actuaries observed development patterns in the 1990-1994 accident years that were volatile when compared to previous historical patterns. In particular, 1990-1992 were very difficult accident years, due to the impact of fraud and stress claims from adverse economic conditions, although the 1992 accident year began the transition to improved claims experience during the second half of the year. The 1993-1994 accident years were very favorable transition years, following legislative reforms to the workers' compensation benefits system. Nevertheless, it was unclear how each of those years ultimately would develop, and how subsequent accident year patterns would thus be affected, given paid loss and case reserve activity during 1996.

To illustrate the uncertainty and its effects, paid loss activity during the second half of 1996 has continued at a level higher than previously projected on the more difficult 1990-1992 accident years, which were affected by the negative impacts of legislative, economic, and litigation factors; and 1996 case reserve activity on remaining open claims from those years has accelerated in response to the paid loss activity. Thus, as a precaution, the Company has further increased loss and LAE reserves on those years. Further, even though there has been more favorable case reserve and paid loss activity on the 1993-1994 accident years following positive impacts of legislative reforms, improved managed medical care cost containment, and cost-effective litigation expense factors, the Company, with the concurrence of its actuaries and the Department, has elected to take a precautionary stance and maintain higher 1996 reserves on those more recent and favorable accident years. The Company believes that given the patterns of claim payments and closures, despite the gradual reduction in the number of claims that remain outstanding on 1990-1992 accident years and the generally improved 1993 and subsequent accident years, it should not anticipate further favorable loss and LAE development.

It should be noted that despite the increases recorded during 1996 to loss and LAE reserves from accident years 1995 and prior, the 1993 through 1995 accident year results appear to have produced underwriting profits, even at the current higher reserve estimates. The improving conditions in the California workers' compensation market, including legislation reforms and some economic recovery, have improved the frequency and severity of claims. The accident years that produced significant underwriting losses were 1992 and prior; the actual size of these losses has become known only with additional passage of time.

The Company has filed with the Department an independent actuarial opinion that states that the Company's loss and LAE reserves make reasonable provision for loss and LAE obligations of the Company as of December 31, 1996. While no assurance can be given, the Company believes that, given the inherent variability in any such estimates, its reserve for losses and LAE is within a reasonable range of adequacy. If the assumptions on which the estimates are based prove to be incorrect and reserves are insufficient based on the Company's actual experience, future results of operations and the financial condition of the Company would be adversely affected.

The following table provides a reconciliation of beginning and ending loss and LAE reserves for the years 1996, 1995, and 1994. All reserve totals are net of reinsurance deductions. There are no material differences between the Company's reserves for losses and LAE calculated in accordance with generally accepted accounting principles ("GAAP") and those reserves calculated based on statutory accounting practices.

       Reconciliation of Reserve for Losses and Loss Adjustment Expenses

                                                   Year Ended December 31 ,
                                               ---------------------------------

                                                    1996       1995       1994
                                                    ----       ----       ----
                                                     (amounts in thousands)
Liability for losses and LAE, net of
 reinsurance recoverables on unpaid losses,
 at beginning of year                            $ 92,641   $114,709   $111,109

Provision for losses and LAE, net
 of reinsurance recoverable:
  Current accident year                            62,244     49,962     60,989
  Prior accident years                             17,646        995      2,799
                                                   ------     ------     ------

Incurred losses during the current year,
 net of reinsurance recoverable                    79,890     50,957     63,788
Losses and LAE payment for claims, net of
 reinsurance recoverable, occurring during:
   Current year                                    16,398     13,473     13,641
   Prior years                                     58,669     59,552     46,547
                                                   ------     ------     ------
                                                   75,067     73,025     60,188
                                                   ------     ------     ------

Liability for losses and LAE, net of
 reinsurance recoverable on unpaid
 losses, at end of year                            97,464     92,641    114,709

Reinsurance recoverable, at end of year             3,849      4,068      2,132

Less:  reinsurance recoverable on paid losses        (725)      (184)      (212)
                                                   ------     ------     ------

Reinsurance recoverable on unpaid losses,
 at end of year                                     3,124      3,884      1,920
                                                   ------     ------     ------

Liability for losses and LAE, gross of
 reinsurance recoverable on unpaid losses,
 at end of year                                  $100,588   $ 96,525   $116,629
                                                 ========   ========   ========

During 1991 through 1994, the Company, as did the workers' compensation industry in California in general, went through a dramatically changing experience in losses and LAE incurred. During 1991 and 1992, the Company experienced a substantial number of claims related to adverse economic conditions, particularly for the 1990 and 1991 accident years. In addition, there were "stress and strain" claims that did not involve traumatic physical loss or injury, many of which were suspected by the Company to be fraudulently submitted. The Company initially took a general denial stance and non-settlement posture on such fraudulent claims, to send a clear message to claimants and vendors of its position.

The Company referred fraudulent claim matters to prosecutors, who have secured successful indictments and prosecutions of fraudulent claimants or vendors, and the Company secured withdrawals of such claims by others. In addition, the enactment of effective legislative and regulatory reforms has been implemented. That technique was effective, as the Company believes that the frequency of new suspected fraudulent claims has nearly stopped. Late in 1993, the Company refined its approach to promote the settlement of certain of these claims, where minimal settlement cost could facilitate early closure and prevent cost escalation.

Throughout 1994, 1995 and 1996, the Company continued to experience a favorable trend in the frequency of new claims. The positive trends and experience related to new claims since the second half of 1992 have been consistent with the favorable experience of other workers' compensation insurance specialty companies in California. In addition, the level of claims closed was in excess of the level of new claims reported during 1994 and 1995. As a result, the Company's estimate of loss and LAE reserves for the 1993, 1994, 1995 and 1996 accident years is based on substantially lower loss ratios than the 1991 and prior accident years. Nevertheless, despite improved frequency and lower overall loss and LAE ratios in those years, the volatile changes in legislative, economic, managed medical care, and litigation expense factors, affecting historical paid loss and case reserve development patterns, have made it more difficult to estimate the ultimate dollar cost of those reported claims. Thus, the inherent variability has increased, and recognition of adverse development of prior years' estimates has occurred.

The following table shows changes in historical loss reserves (net of reinsurance ceded) for the Company for 1987 and subsequent years. The upper portion of the table (reserve re-estimated) shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The lower portion (paid) presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each year end. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. An adjustment to the carrying value of reserves for a prior year will also be reflected in the adjustments for all years subsequent to such year. For example, an adjustment made in 1996 for 1991 loss reserves will be reflected in the re-estimated ultimate net loss for each of the years 1991 through 1995. The cumulative deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve. For example, the reserves recorded at December 31, 1995, for 1995 and all prior accident years, have developed a $17,646,000 deficiency, or 19%, through December 31, 1996.

                                    Analysis of the Reserve for Losses and Loss Adjustment Expense Development (as restated)
                                                                (Net of Reinsurance Ceded)
                                                                --------------------------
                                                                       December 31,
                                -----------------------------------------------------------------------------------------------
                                1987     1988      1989       1990       1991       1992        1993        1994        1995
                                -----  --------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
                                                                (amounts in thousands)
Reserve for unpaid losses
 and loss adjustment expenses   $ 121  $ 7,900   $ 27,294   $ 53,410   $ 86,702   $113,620    $111,109    $114,709    $ 92,641

Reserve re-estimated as of:
  One year later                  108    8,072     27,386     56,523     97,719    135,589     113,908     115,701     110,287
  Two years later                 150    8,549     31,142     61,038    130,377    138,315     115,515     133,666
  Three years later               125   10,086     33,551     78,154    133,151    140,350     133,474
  Four years later                128   10,229     37,637     81,989    135,911    167,932
  Five years later                130   10,483     39,188     83,445    150,143
  Six years later                 102   10,591     39,048     88,162
  Seven years later               102   10,827     40,101
  Eight years later               103   10,890
  Nine years later                103
Cumulative redundancy
 (deficiency)                      18   (2,990)   (12,807)   (34,752)   (63,441)   (54,312)    (22,365)    (18,957)    (17,646)

Cumulative amount of reserve
 paid through:
  One year later                   33    3,902     12,633     28,725     52,962     77,313      46,547      59,552      58,669
  Two years later                 117    7,040     23,847     53,130    101,761    111,487      88,225      99,658
  Three years later               120    8,906     31,364     71,376    119,765    136,620     115,711
  Four years later                127    9,690     35,916     77,324    134,811    155,820
  Five years later                102   10,312     37,221     83,063    144,642
  Six years later                 102   10,445     38,910     86,323
  Seven years later               102   10,795     39,697
  Eight years later               103   10,862
  Nine years later                102
Net Reserve - December 31                                                                     $111,109    $114,709    $ 92,641
Reinsurance Recoverable on
 unpaid losses                                                                                  24,856       1,920       3,884
                                                                                              --------   ---------   ---------
Gross Reserve - December 31                                                                    135,965     116,629      96,525

Net Re-estimated Reserve                                                                       133,474     133,666     110,287
Re-estimated Reinsurance
 Recoverables                                                                                   29,131       6,841       5,120
                                                                                              --------   ---------   ---------
Gross Re-estimated Reserve                                                                    $162,605    $140,507    $115,407
                                                                                              ========   =========   =========

Gross Cumulative Deficiency                                                                   $ 26,640    $ 23,878    $ 18,882
                                                                                              ========   =========   =========

                                December 31,
                           ----------------------
                                    1996
                                  --------
                           (amounts in thousands)
Reserve for unpaid losses
 and loss adjustment expenses       97,462

Reserve re-estimated as of:
  One year later
  Two years later
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
Cumulative redundancy
 (deficiency)

Cumulative amount of reserve
 paid through:
  One year later
  Two years later
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
Net Reserve - December 31         $ 97,464
Reinsurance Recoverable on
 unpaid losses                       3,124
                                  --------
Gross Reserve - December 31        100,588

Net Re-estimated Reserve
Re-estimated Reinsurance
 Recoverables

Gross Re-estimated Reserve


Gross Cumulative Deficiency



As discussed above, the deficiency experienced by the Company during 1996, on claims incurred prior to 1995, is the result of the Company's increase of reserves for those years in response to current estimates. As previously mentioned, the 1990 and 1991 accident years were among the worst accident years in the history of the California workers' compensation industry. The adverse development of those accident years is evident in the Analysis of the Reserve for Losses and Loss Adjustment Expense Development table shown above. The development recognized for those two accident years is attributable to the substantial number of claims related to adverse economic conditions in California. These types of claims, called "stress and strain" claims, do not involve traumatic physical loss or injury; many of these claims were suspected by the Company to be fraudulently submitted. In response to a January 1, 1992 law that made submission of a fraudulent claim a felony, the Company took a general denial stance and non-settlement posture on such fraudulent claims. The Company incurred allocated LAE costs in defending against these fraudulent claims. In addition, the Company had experienced increases in LAE as a result of the higher reported number of claims and of the increased level of administrative procedures that has developed and been imposed by the Workers' Compensation Reform Act that was effective January 1, 1990.

Conditions and trends that have historically affected the Company's claims may not necessarily be indicative of conditions and trends that will affect future claims. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the results set forth in the preceding tables.

Investments

The amount and type of investments that may be made by Pacific Rim Assurance are regulated under the California Insurance Code and related rules and regulations promulgated by the Department. Subject to such applicable state laws and regulations, the investments of the Company are managed by an independent investment advisory firm, which is paid a customary fee for such services. Investment decisions are reviewed and approved by the Investment Committee of the Board of Directors of Pacific Rim Assurance.

The Company has a policy of investing, with the intent of holding to maturity, primarily in high quality U.S. Treasury securities, other governmental agency securities, and corporate bonds. Although the Company has the intent to hold its investments to maturity, the Company also recognizes that unforeseeable circumstances, such as changes in market conditions, tax considerations, and operational needs may require the sale of securities prior to maturity. Therefore, the Company has designated all of its portfolio as "available for sale", as of December 31, 1996. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)

The Company accounts for investments in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with Statement 115, during the year ended December 31, 1994, the Company's investment portfolio experienced a net unrealized holding loss of $4,877,000 (net of deferred tax benefit of $2,513,000); the net unrealized holding loss was $4,781,000 at December 31, 1994. During the year ended December 31, 1995, the Company's investment portfolio experienced a net unrealized holding gain of $6,403,000 (net of deferred tax expense of $3,299,000); the net unrealized holding gain was $1,622,000 at December 31, 1995. During the year ended December 31, 1996, the Company's investment portfolio experienced a net unrealized holding loss (net of deferred tax benefit of $1,002,000) of $1,946,000; the net unrealized holding loss was $324,000 at December 31, 1996.

The Company has never invested in equity securities or high-yield debt securities. Investments are maintained in one or more custodial accounts with commercial banks or other financial institutions authorized to act in such capacity. Additionally, the Company invests a portion of its portfolio in short-term investments, which are comprised primarily of U.S. Treasury obligations, U.S. Treasury money market funds, and high quality commercial paper. There were no sales of investments during 1994. Proceeds from the sale of investments in bonds during 1995 were $61,343,000, which resulted in a pre-tax gain of $453,000. Proceeds from the sale of investments during 1996 were $104,172,000, which resulted in a pre-tax gain of $1,640,000.

The following tables set forth certain information concerning the investment portfolio of the Company (amounts in thousands):

                                                                 Summary of Investments

                                                                       December 31,
                                                         -----------------------------------------
                                                                 1996                 1995
                                                         -------------------  --------------------
                                                         Amortized    Fair    Amortized    Fair
                                                           Cost      Value      Cost       Value
                                                         ---------  --------  ---------  ---------
                  Fixed income securities:
                    U.S. Treasury and
                      other governmental
                      agency bonds                        $ 28,808  $ 28,629   $ 68,963   $ 68,823
                    Tax exempt bonds                                                -0-        -0-
                    Corporate bonds                         13,765    13,563     33,793     35,679
                    U.S. Agencies                           12,341    12,231     10,546     10,964
                    Asset backed                               331       336      6,012      6,305
                                                          --------  --------   --------   --------
                     Total fixed income securities          55,245    54,759    119,314    121,771
                  Short-term investments                    56,799    56,794      7,260      7,260
                                                          --------  --------   --------   --------
                     Total investments                    $112,044  $111,553   $126,574   $129,031
                                                          ========  ========   ========   ========

                                    Maturity Distribution of Bonds

                                         December 31, 1996
                                    ---------------------------

                                     Amortized           Fair
                                      Cost              Value
                                    ----------        ---------
                  Due in 1997        $10,701           $10,696
                  Due 1998 - 2002     44,544            44,063
                                     -------           -------
                                     $55,245           $54,759
                                     =======           =======

                                                    Average Annual Yield on Investments

                                                          Year Ended December 31,
                                                      ------------------------------

                                                         1996     1995       1994
                                                         ----     ----       ----
                  Total investments at end of year
                   (at amortized value)               $112,044   $126,574   $149,694
                                                      ========   ========   ========

                  Net investment income               $  7,013   $  8,089   $  6,514
                                                      ========   ========   ========

                  Average annual yield                     5.9%       6.0%       5.0%
                                                      ========   ========   ========

                     Distribution of Bond Investments by Quality Rating

                                          December 31, 1996
                                       ----------------------

                                         Fair
                                        Value        Percent
                                        -----        -------
                  S&P/Moody's Ratings
                  -------------------
                  AAA/Aaa               $43,455          79%
                  A/A                    11,304          21
                                        -------         ---
                                        $54,759         100%
                                        =======         ===

Reinsurance

The Company purchases reinsurance to reduce its net liability on individual risks, to protect against catastrophic losses, to stabilize its regulatory financial ratios, and to protect underwriting capacity. Under the Company's excess of loss reinsurance treaty, the reinsurers assume the liability on that portion of workers' compensation claims between $350,000 and $80,000,000 per occurrence.

A contingent liability exists to the extent that losses recoverable under a reinsurance treaty are not paid to the Company by the reinsurer. The Company selects its reinsurers carefully. The majority of the Company's reinsurers are domestic companies with a Best rating of A- (Excellent) or higher. The remainder are foreign reinsurers, unrated by Best, but believed by the Company to be of high quality. The Company requires that unpaid losses and LAE for non-admitted reinsurers (unregulated by the Department) be collateralized. As of December 31, 1996, the Company did not have any claims that were ceded to non-admitted reinsurers. Since its inception, the Company has not incurred any losses as a result of uncollectible reinsurance balances. In the event that the Company were unable to collect balances due from reinsurers, such inability could have a material adverse effect on the Company's earnings and financial condition.

The components of net premiums written are summarized as follows (amounts in thousands):


                                                               Year Ended December 31,
                                                          -----------------------------
                                                            1996       1995      1994
                                                           -----       ----      ----

                   Direct                                  $88,972   $75,553   $101,661
                   Assumed                                   2,568       375        112
                   Ceded                                    (4,407)   (3,962)    (4,789)
                                                           -------   -------   --------

                   Net premiums written                    $87,133   $71,966   $ 96,984
                                                           =======   =======   ========

The components of net premiums earned are summarized as follows (amounts in thousands):

                                                               Year Ended December 31,
                                                            -----------------------------
                                                             1996       1995       1994
                                                             ----       ----       ----
                   Direct                                  $88,678    $79,920   $100,008
                   Assumed                                   2,247        209        110
                   Ceded                                    (4,437)    (4,113)    (7,224)
                                                           -------    -------   --------

                   Net premiums earned                     $86,488    $76,016   $ 92,894
                                                           =======    =======   ========

The components of net losses and loss adjustment expenses are summarized as follows (amounts in thousands):


                                                              Year Ended December 31,
                                                           -------------------------------
                                                             1996       1995       1994
                                                             ----       ----       ----
                   Direct                                  $79,840    $54,454   $ 64,700
                   Assumed                                   1,559        188        149
                   Ceded                                    (1,509)    (3,685)    (1,061)
                                                           -------    -------   --------
                   Net losses and loss
                    adjustment expenses                    $79,890    $50,957   $ 63,788
                                                           =======    =======   ========

Regulation

Pacific Rim Assurance is subject to regulation and supervision by the Insurance Departments in each state the Company is licensed. These Departments have broad regulatory, supervisory, and administrative powers over insurance companies. Regulations relate to such matters as premium rates, the adequacy of reserves, types and quality of investments, minimum capital and surplus requirements, deposit of securities for the benefit of policyholders, restrictions on stockholder dividends, periodic examination of the Company's business and records, the filing of annual statements and other reports on the financial condition and other aspects of the Company, assessments against the Company to cover liabilities to policyholders of insolvent insurance companies, and requirements regarding other matters. The regulations are concerned primarily with protecting policyholders and offer only incidental protection, if any, to holders of Pac Rim Holding common stock.

As a prerequisite to offering workers' compensation insurance in California, all workers' compensation companies must file and maintain with the State Treasurer of California, or certain depositories thereof, approved securities having a deposit value equal to the statutory loss and LAE reserves applicable to their business in that state. Accordingly, Pacific Rim Assurance presently maintains an approved depository arrangement with securities having a fair value at December 31, 1996 of $101,766,000 deposited therein.

In order to write workers' compensation insurance in Arizona, companies must file and maintain with the insurance Department of Arizona, or certain appointed depositories thereof, approved securities with a deposit value equal to a calculated Arizona requirement. The Arizona requirement is a calculation involving earned premium, losses and LAE incurred, as well as loss and LAE payments. In order to meet this requirement as of December 31, 1996, the Company had securities with a fair value of $3,450,000 on deposit with an approved depository. In order to write workers' compensation insurance in Georgia, the Company as of December 31, 1996 had securities with a fair value of $85,000 on deposit, in compliance with Georgia regulations.

Pacific Rim Assurance, like other insurers, may be subject to assessments from time to time to cover unpaid policyholder claims of insolvent workers' compensation insurers doing business. Such assessments are spread among licensed insurers on a pro-rata basis according to premiums written in the applicable states. Some of these assessments must be billed to the Company's policyholders.

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

In addition to the regulatory supervision of Pacific Rim Assurance, the Company is also subject to regulation under the California Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements, including those requiring the Company to file information relating to its capital structure, ownership, financial condition, and general business operations of Pacific Rim Assurance.

The National Association of Insurance Commissioners' ("NAIC") Committee on Financial Regulation and Standards and Accreditation (the "NAIC Committee") voted to require, as a condition of NAIC accreditation of a state's insurance regulatory system, adoption of the NAIC's 1986 Model Insurance Holding Company System Regulatory Act (the "Model Act"). Among other matters, the Model Act requires states to enact legislation further restricting the payment of dividends by insurance companies. (See "Business - Restrictions on Dividends to Stockholders".)

The California Insurance Code requires the prior approval of the Commissioner of any proposed change of control of the Company. Under the Code, "control" is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing more than 10% of the voting securities of the Company.

The Clinton Administration previously proposed to reform the nation's health care system. In light of the uncertain status of national health care reform and the complex nature of its implementation, including changes in federal and state laws and other administrative regulatory procedures, the Company cannot predict the outcome of national health care reform or its impact on the Company.

Restrictions on Dividends to Stockholders

In an effort to satisfy the dividend payment restrictions of the Model Act, amendments to the California Insurance Code designed to implement dividend payment limitations that would yield results substantially equivalent to the Model Act were passed by the California legislature on October 9, 1993. These amendments were incorporated into California Senate Bill 482. The amendments limit dividends payable during the twelve month period, without prior regulatory approval, to the greater of net income for the preceding year or 10% of policyholders' surplus as of the preceding December 31. The amendments further prohibit the payment of dividends without prior Department approval unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from the appreciation of assets not yet realized or from an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realized in cash. The legislation further requires insurers to report to the Department all dividends within five days of declaration and prohibits the payment of the dividend declared until ten days after the Department's receipt of such notice. Under these provisions, Pacific Rim Assurance paid $1,100,000 in dividends to Pac Rim Holding during 1996.

As reported to insurance regulatory authorities, statutory-basis capital and surplus of Pacific Rim Assurance at December 31, 1996 and 1995, was $27,216,000 and $46,549,000, respectively, and the net income (loss) amounted to $(13,069,000) $4,879,000, and $(2,878,000) for 1996, 1995, and 1994,
respectively. At December 31, 1996, Pacific Rim Assurance had a deficit of $17,202,000 in its earned surplus account. Accordingly, Pacific Rim Assurance cannot pay dividends to Pac Rim Holding during 1997, without prior Department approval.

Risk Based Capital Rules

The NAIC has finalized a formula to calculate Risk Based Capital ("RBC") of property and casualty insurance companies. The purpose of the RBC Model is to help the NAIC monitor the capital adequacy of property and casualty insurance companies. The RBC model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, credit, and investment. Companies having less statutory surplus than the RBC model calculates are required to adequately address these three risk factors and will be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. The NAIC adopted an RBC model for property and casualty insurance companies in 1993 for inclusion in the 1994 Annual Statement. The results of the RBC model for 1994, 1995, and 1996, showed that Pacific Rim Assurance had adequate capital and required no form of regulatory monitoring or intervention.

Insurance Regulatory Information System Ratios

The NAIC annually calculates 11 key financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a usual range of results for each ratio established by the NAIC. For the year ended December 31, 1996, Pacific Rim Assurance had six ratios outside of the usual range, as follows:

     Net Premium Written to Policyholders' Surplus -- The ratio was 3.22 to 1, as opposed to the usual range of 3 to 1 or lower.

     Two-Year Overall Operating Ratio -- The ratio was 107%, as opposed to the usual range of 100% or lower.

     Change in Policyholders' Surplus -- The ratio was a decrease of 40%, as opposed to the usual range of a decrease of 10% to an increase of 50%.

     One-Year Reserve Development to Surplus -- The ratio was 38%, as opposed to the usual range of 20% or lower.

     Two-Year Reserve Development to Policyholders' Surplus -- The ratio was 45%, as opposed to the usual range of 20% or lower.

     Estimated Current Reserve Deficiency to Surplus -- The ratio was 92%, as opposed to the usual range of 25% or lower.

According to the NAIC, a "usual range" of results for each ratio has been established from studies of the ratios for companies which have become insolvent or have experienced financial difficulties in recent years. Falling outside the usual range is not considered a failing result. For example, an increase larger than "usual" in surplus or in premium is not necessarily unsound. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual range. In normal years, about 15% of the companies included in the system are expected to be outside the usual range on four or more ratios.

Statutory Triennial Examination

The Department conducts statutory examinations of each domestic insurance company, generally once every three years. The most recent completed statutory examination of Pacific Rim Assurance was conducted as of December 31, 1991. During the second half of 1996, the Department commenced a statutory triennial examination of Pacific Rim Assurance as of December 31, 1995. That examination has not yet been completed; it is expected to be completed during the second quarter of 1997. The two items of significance known to the Company as a result of that examination are (1) a $12,000,000 increase to loss and LAE reserves recognized during the fourth quarter of 1996 (see "Business-Definitive Agreement and Plan of Merger"), and (2) a $3,398,000 increase in statutory past-due premiums (see "Business-Premium Collection").

Competition

The workers' compensation insurance industry is extremely competitive. Many of the Company's competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater financial resources, have greater distribution capabilities, and are more widely known than Pacific Rim Assurance. Of the approximately 300 companies that wrote workers' compensation insurance in California in 1996, the Company believes that Pacific Rim Assurance ranks in the top 25 insurers, based on direct premiums written. As 1995 was the Company's first year to write premiums in Arizona and Texas, and 1996 was the first year to write premiums in Georgia, the Company does not have a significant market share of workers' compensation premiums in those states. Also, many of the Company's competitors in those states have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater distribution capabilities, and are more widely known than Pacific Rim Assurance.

The Company writes approximately 80% of its premiums in the Southern California marketplace. The operating environment for workers' compensation insurance companies doing business in Southern California has recently undergone a dramatic change. During the fourth quarter of 1992, many insurers were leaving the Southern California marketplace due to the perceived premium rate inadequacy that existed at that time, and the high number of potentially fraudulent stress and strain claims being reported. During 1994, a number of workers' compensation insurers returned to the Southern California marketplace, drawn by a marked decline in the frequency of new claims reported during 1994. This influx of insurers resulted in significantly increased levels of competition in the marketplace during 1995 and 1996, resulting in a higher level of commissions paid to agents and brokers, as well as competitive pricing of premiums. There are many companies in the California workers' compensation insurance industry that have greater financial resources, longer operating histories, and more successful records of operations than the Company. As a result, it has become more difficult for the Company to retain current business and obtain new business. (See "Business - Marketing".)

Employees

At December 31, 1996, the Company had 226 full-time employees.

Item 2. Properties and Computer Resources.

The Company entered into a lease agreement effective May 1992 for the leasing of 93,000 square feet of office space for its principal office. The lease expires in 2002. The space is in Woodland Hills, California, which is within Los Angeles County. The Company also entered into a lease agreement effective November 1992 for the leasing of 3,000 square feet of office space in Fresno, California. That lease expires in 1997. The Company entered into a lease agreement effective August 1995 for the leasing of 3,692 square feet of office space in Phoenix, Arizona. That lease expires in 2000.

In September 1996, the Company subleased approximately 3,574 square feet of its Woodland Hills office space to a third party for a period of five years and eight months. In August 1995, the Company subleased approximately 3,000 square feet of its Woodland Hills office space to a third party for one year, subject to an additional one-year option. In May 1994, the Company subleased an additional 1,000 square feet of its Woodland Hills office to a third party for a period of three years, which was extended by an additional five years in 1996. Also, in March 1994, the Company subleased an additional 12,000 square feet of its Woodland Hills office to a third party for a period of five years.

In 1992, the Company started a project to design a new computer system. This system, which was completed in 1993, provides a more sophisticated, economical, and a better managed flow of information, as well as efficient insurance processing. This project included investment in electronic data processing equipment, as well as the development of proprietary software.

In 1995, the Company started a project to design a system to create electronic files of claim and policyholder information that would substantially decrease the need to access paper files. This system was completed in 1996. It allows for more efficient handling of claims and underwriting activities. The project included an investment in electronic data processing equipment, as well as software.

Item 3. Legal Proceedings.

The Company is a party to two industry wide legal matters, involving two medical facilities. This litigation claims that the insurance industry conspired to delay payments of claims. While the ultimate outcome of this litigation is uncertain, management believes that such litigation will not have a material adverse financial effect on the Company's financial position and results of operations.

In addition, in the ordinary course of business, the Company is named as a defendant in legal proceedings relating to policies of insurance that have been issued and other incidental matters. Management does not believe that any such litigation, taken as a whole, will have a material adverse financial effect on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Company or operating subsidiary are as follows:


      Name             Age             Position
      ----             ---             --------
Stanley Braun           59    President, Chief Executive Officer
Paul W. Craig           42    Executive Vice President, Chief Financial Officer
Sandra L. Richards*     49    Senior Vice President
Ronald J. Tonani*       55    Senior Vice President

----------
*These persons serve in the indicated capacities as officers of the Registrant's operating subsidiary; they are not executive officers of Pac Rim Holding.

Officers of the Company are appointed annually, and serve at the discretion of the Board of Directors of the Company.

Mr. Braun, the founder of the Company, has been President and Chief Executive Officer of the Company since its formation. He has been Chairman of the Board of Pacific Rim Assurance since inception. From 1984 until February 1987, Mr. Braun occupied senior management positions with Fairmont Insurance Company, a California workers' compensation insurance company, and served as its President and Chief Executive Officer from 1986 to 1987, when the company was acquired by Transamerica Insurance Company.

Mr. Craig was appointed Executive Vice President and Chief Financial Officer of the Company in August 1994. He previously had served as Executive Vice President since June 1990, and Chief Financial Officer from March 1990 to July 1991. From 1976 to 1990, Mr. Craig was employed by the accounting firm of Ernst & Young, and was a partner in that firm from 1988 to 1990, specializing in service to clients in the property and casualty insurance industry. Mr. Craig is a certified public accountant.

Ms. Richards was appointed Senior Vice President of Pacific Rim Assurance in July 1991 and has directed the underwriting function of Pacific Rim Assurance since September 1987. During 1986 and 1987, she was employed as an underwriter of large accounts at Fairmont Insurance Company, a California workers' compensation insurance company. From 1980 until 1986, she was an underwriting supervisor at the Insurance Company of the West, another workers' compensation insurance company.

Mr. Tonani was appointed Senior Vice President of Pacific Rim Assurance in July 1991 and has directed the client services function of the Company since August of 1987. During 1986 and 1987, Mr. Tonani was a vice president of claims at Fairmont Insurance Company, a California workers' compensation insurance company. From 1977 until 1986, he served as vice president-marketing of the Insurance Company of the West, another worker's compensation insurance company.

None of the executive officers of the Registrant or executive officers of its insurance subsidiary has any family relationship with any other executive officer of the Registrant, any executive officer of its insurance subsidiary, or any director of the Registrant; although Dina Braun-Puetz, daughter of Stanley Braun, President and Chief Executive Officer of the Company, does hold an office of Vice President of Pacific Rim Assurance (an officer position not considered an executive officer).

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation System's ("NASDAQ") National Market System, under the symbol PRIM. The following table sets forth the high and low closing prices (as reported by NASDAQ) for the Company's common stock during 1994, 1995 and 1996.

                                       High            Low
      ---------------------------------------------------------
      First Quarter 1994               $ 2 3/4         $ 1 7/8
      Second Quarter 1994                3               2
      Third Quarter 1994                 3               2 1/8
      Fourth Quarter 1994                3 1/8           2 1/4

      First Quarter 1995               $ 3 1/4         $ 2 1/4
      Second Quarter 1995                2 7/8           2 3/8
      Third Quarter 1995                 3 3/8           2 5/8
      Fourth Quarter 1995                3 5/16          2 1/8

      First Quarter 1996                 2 5/8           2 3/16
      Second Quarter 1996                2 7/16          2
      Third Quarter 1996                 3               1 3/4
      Fourth Quarter 1996                2 31/32         2 5/16

The Company has never paid a dividend to stockholders and does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, Pac Rim Holding is dependent on dividends received from Pacific Rim Assurance for operating funds. The payment of dividends by Pacific Rim Assurance is subject to regulation under California law.

As of March 4, 1997 there were approximately 850 holders of Pac Rim Holding common stock, including holders in nominee name.

Item 6.  Selected Consolidated Financial Data.

The following selected consolidated financial data is derived from the audited financial statements of the Company and should be read in conjunction with the audited consolidated financial statements included elsewhere herein.

                                                                     Year Ended December 31,
                                                     -----------------------------------------------------
                                                       1996       1995       1994       1993       1992
                                                       ----       ----       ----       ----       ----
In Thousands, Except Per Share Data
                                                                                      Restated   Restated
                                                                                      --------   --------
Revenues:
  Net premiums earned                                 $86,488    $76,016    $92,894    $99,917   $117,829
  Net investment income                                 7,013      8,089      6,514      5,989      6,416
  Realized investment gains (losses)                    1,640        453                 3,905        (14)
  A&H commission income                                     8
                                                     --------   --------   --------   --------   --------
  Total revenue                                        95,149     84,558     99,408    109,811    124,231

Costs and Expenses:
  Losses and loss adjustment expenses                  79,890     50,957     63,788     87,689    100,595
  Amortization of policy acquisition costs - net       14,853     18,647     19,565     11,646     12,864
  Administrative, general, and other                   13,370     11,662     11,927     13,257     12,647
  Policyholder dividends                                  (11)       132      1,301      1,258      1,722
  Interest expense                                      2,341      2,306        857
                                                     --------   --------   --------   --------   --------
  Total costs and expenses                            110,443     83,704     97,438    113,850    127,828

Income (loss) before income taxes and cumulative
  effect of a change in accounting principle          (15,294)       854      1,970     (4,039)    (3,597)

Income tax expense (benefit)                              606        279        812     (2,658)    (3,027)
                                                     --------   --------   --------   --------   --------
Income (loss) before cumulative effect of a change
  in accounting principle                             (15,900)       575      1,158     (1,381)      (570)
Cumulative effect of a change in
  accounting for income taxes                                                                         278
                                                     --------   --------   --------   --------   --------
Net income (loss)                                    $(15,900)  $    575   $  1,158   $ (1,381)  $   (292)
                                                     ========   ========   ========   ========   ========

Per Share Data:
 Income (loss) before cumulative effect of a change
  in accounting principle                              $(1.67)  $   0.06      $0.12     $(0.14)    $(0.06)
 Cumulative effect of a change in
  accounting for income taxes                                                                        0.03
                                                     --------   --------   --------   --------   --------
  Net income (loss)                                    $(1.67)  $   0.06      $0.12     $(0.14)    $(0.03)
                                                     ========   ========   ========   ========   ========

  Weighted average number of shares outstanding         9,528      9,528      9,528      9,528      9,624
GAAP Combined Ratio Data:
  Loss ratio                                             92.4%      67.0%      68.7%      87.8%      85.4%
  Underwriting expense ratio                             32.6       39.9       33.9       24.9       21.6
  Policyholder dividend ratio                                        0.2        1.4        1.2        1.5
                                                     --------   --------   --------   --------   --------
  Combined ratio                                        125.0%     107.1%     104.0%     113.9%     108.5%
                                                     ========   ========   ========   ========   ========

Balance Sheet Data--at end of year:
 Cash and total investments                          $113,284   $129,804   $143,075   $117,173   $121,441
 Premiums receivable                                   15,739     11,616     11,855     15,197     20,037
 Earned but unbilled premiums                           7,904      4,880      5,046      6,974      7,923
 Total assets                                         161,605    169,051    186,570    189,241    198,501

 Reserve for losses and loss adjustment expenses      100,588     96,525    116,629    135,965    135,460
 Unearned premiums                                      6,917      5,715      9,917      8,262      7,233
 Reserve for policyholder dividends                       364        381        990      2,529      3,069
 Total liabilities                                    135,296    124,896    149,393    150,241    158,120
 Total stockholders' equity                            26,309     44,155     37,177     39,000     40,381

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company increased its 1996 premium revenue base, through increased premium rates in California, and continued expansion into additional geographic areas. The Company managed underwriting expenses in 1996, to a level below 1995. As a result of continued negative cash flow during 1996, due to an overall erosion of premium rate levels in California from the 1995 beginning of statewide open premium rating, the Company sold investments during 1996 to meet cash flow needs, and realized capital gains from those sales.

During the third quarter of 1996, the Company increased loss and loss adjustment expense ("LAE") reserves related to accident years 1995 and prior by approximately $4,500,000; the total adverse development recognized on prior accident years during the first nine months of the year was approximately $5,600,000. Also during the third quarter, the Company signed a definitive agreement to be acquired by Superior National Insurance Group, Inc. ("Superior") for total consideration that would have been $54,000,000 in cash upon closing of the transaction, which would have resulted in payment of approximately $3.00 to $3.10 per share of common stock held by its common stockholders, and a like sum to convertible debenture holders, and warrant and option holders (assuming the conversion of such security interests).

During the fourth quarter of 1996, subsequent to the Company's November 20 distribution of a proxy statement to stockholders announcing a December 11 special meeting of stockholders to approve the acquisition by Superior, the California Department of Insurance ("Department") linked its approval of the acquisition with the completion of its triennial examination of Pacific Rim Assurance as of December 31, 1995. After taking into account the volatility of claims experience in prior accident years, due to the significant changes in legislative, economic, managed medical care, and other significant factors affecting loss and LAE reserves, Pacific Rim Assurance, in conjunction and consultation with its internal and independent actuaries, reached agreement with the Department to increase its loss and LAE reserves by a further amount of approximately $12,000,000 for accident years 1995 and prior, in its fourth quarter 1996 operating results. As a result of the increases to strengthen reserves, the Company reported significant losses in its results of operations for the third and fourth quarters of 1996 and the year ended December 31, 1996.

As a result of the $12,000,000 increase in reserves during the fourth quarter, on February 17, 1997, the Company signed the Amended Agreement regarding the acquisition by Superior, pursuant to the terms of which the stockholders would receive $2.11 per share (a total of approximately $20,063,293), the convertible debenture holders would receive face value for the debentures or $20,000,000, and $1,957,739 would be paid to acquire all of the issued and outstanding warrants of the Company and options to purchase common stock that are "in-the-money", for a total consideration of approximately $42,021,032. The $12,000,000 reduction in the purchase price was directly attributable to the fourth quarter increase in reserves. The Company and its actuaries believe that the strengthening of reserves will conclude the Department's triennial examination and facilitate securing of the necessary regulatory approval of the acquisition. However, other unforeseen factors could affect either the regulatory approval process or the ultimate closing of the transaction. (See "Business-Claims, Loss, and Loss Reserves".)

Statements herein that use the words "the Company believes", "the Company expects", and "in the Company's opinion," are forward-looking statements and the actual results could differ materially from those projected in the forward-looking statement. These forward-looking statements therefore involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, premium rate adequacy as a result of pricing factors related to competition or regulation, actual versus estimated claims experience, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other factors detailed herein.

Results of Operations

1996 Compared to 1995

Net premiums earned increased by $10,472,000 or 13.8% during 1996, to $86,488,000 from $76,016,000 during 1995. This increase was primarily the result of increased premium rates by the Company in California, during 1996, as well as continued expansion by the Company into additional geographic areas, which had begun in 1995. In May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. During August 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and commenced operations in October 1995. In March 1996, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Georgia, and commenced operations in April 1996. Pacific Rim Assurance also received a Certificate of Authority to write workers' compensation insurance in the State of Alabama, in October 1996; it commenced operations there, but did not earn premium there in 1996. Premiums earned outside of California equaled approximately $10,510,000 or 12.2% of the Company's total premiums earned during 1996. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income decreased 13.3%, to $7,013,000 in 1996, from $8,089,000 in 1995. The amount of average invested assets decreased 12.4% to $118,400,000 for the year ended December 31, 1996, compared to 1995. This decrease in invested assets was the result of the Company experiencing negative cash flow from operations during 1995 and 1996. As a result, the Company sold securities, or utilized maturing securities, to meet its cash flow needs. The average yield on average invested assets was 5.9% for 1996, as compared to 6.0% for 1995.

The Company sold bonds with total proceeds of $104,172,000 during 1996 to take advantage of favorable market conditions, and to meet cash flow demands. These sales resulted in a net pre-tax realized investment gain of $1,640,000. During 1995, the Company sold bonds with total proceeds of $61,343,000 and realized net pre-tax gains of $453,000.

Losses and LAE incurred increased by $28,933,000 during 1996, compared to 1995. The loss and LAE ratio increased to 92.4% during 1996, compared to 67.0% during 1995. During the nine months ended September 30, 1996, the Company increased total losses and LAE related to 1995 and prior accident years by approximately $5,600,000, including approximately $4,500,000 recognized during the third quarter of 1996. Based on the Company's internal actuarial analysis and input from its independent actuaries, the Company believed that its recorded loss and LAE reserves at September 30, 1996 were adequate and within the independent actuaries' reasonable range as of that date.

During the fourth quarter of 1996, the Department, in connection with its statutory triennial examination of Pacific Rim Assurance as of December 31, 1995, and its regulatory review prior to granting approval of the pending acquisition of the Company by Superior, undertook studies of the Company's loss and LAE reserves. Following extensive review by, and meetings with the Department, and giving recognition to the combined impacts on loss and LAE development patterns of the volatility in legislative, economic, managed medical care, litigation expense, and other significant factors, the Company, in conjunction and consultation with its internal and independent actuaries, reached agreement with the Department to increase its loss and LAE reserves by approximately $12,000,000 for accident years 1995 and prior in its fourth quarter 1996 operating results. The $12,000,000 increase was greater than the amount that was needed to be within the reasonable range of the Company's independent actuaries; but the Company believes the pending transaction with Superior could no longer be delayed, and Department approval was and is essential to completion of the transaction.

The reason for recognizing such adverse development was that during 1996, despite experiencing favorable trends in the overall frequency and severity of claims for the 1995 and 1996 accident years, the Company and its internal and independent actuaries observed development patterns in the 1990-1994 accident years that were volatile when compared to previous historical patterns. In particular, 1990-1992 were very difficult accident years, due to the impact of fraud and stress claims from adverse economic conditions, although the 1992 accident year began the transition to improved claims experience during the second half of the year. The 1993-1994 accident years were very favorable transition years, following legislative reforms to the workers' compensation benefits system. Nevertheless, it was unclear how each of those years ultimately would develop, and how subsequent accident year patterns would thus be affected, given paid loss and case reserve activity during 1996.

To illustrate the uncertainty and its effects, paid loss activity during 1996 has continued at a level higher than previously projected on the more difficult 1990-1992 accident years, which were affected by the negative impacts of legislative, economic, and litigation factors; and 1996 case reserve activity on remaining open claims from those years has accelerated in response to the paid loss activity. Thus, as a precaution, the Company has further increased loss and LAE reserves on those years. Further, even though there has been more favorable case reserve and paid loss activity on the 1993-1994 accident years, following positive impacts of legislative reforms, improved managed medical care cost containment, and cost-effective litigation expense factors, the Company, with the concurrence of its actuaries and the Department, has elected to take a precautionary stance and maintain higher 1996 reserves on those more recent and favorable accident years. The Company believes that given the patterns of claim payments and closures, despite the gradual reduction in the number of claims that remain outstanding on 1990-1992 accident years and the generally improved 1993 and subsequent accident years, it should not anticipate further favorable loss and LAE development.

It should be noted that despite the increases recorded during 1996 to loss and LAE reserves from accident years 1995 and prior, the 1993 through 1995 accident year results even at the current higher reserve estimates appear to have produced underwriting profits. The improving conditions in the California workers' compensation market, including legislation reforms and some economic recovery, have improved the frequency and severity of claims. The accident years that produced significant underwriting losses were 1992 and prior; the actual size of these losses has become known only with additional passage of time.

The Company has filed with the Department an independent actuarial opinion that states that the Company's loss and LAE reserves make reasonable provision for loss and LAE obligations of the Company as of December 31, 1996. While no assurance can be given, the Company believes that, given the inherent variability in any such estimates, its reserve for losses and LAE is within a reasonable range of adequacy. If the assumptions on which the estimates are based prove to be incorrect and reserves are insufficient based on the Company's actual experience, future results of operations and the financial condition of the Company would be adversely affected.

Total underwriting expenses decreased $2,086,000, or 6.9%, during 1996, compared to 1995. The decrease was primarily the result of a decrease in commissions paid to agents and brokers. The average commission rate to agents and brokers decreased to 14.1% for 1996, compared to 21.6% for 1995.

The general and administrative expense component of the Company's underwriting expenses increased by $1,708,000, or 14.6%, to $13,370,000 during 1996, from $11,662,000 during 1995. The increase in general and administrative expense was primarily due to the Company's recent expansion into other geographical areas and the related increased premium levels, as well as increased legal expenses related to certain industry lawsuits (see Legal Proceedings), and actuarial expenses related to the pending acquisition of the Company by Superior and the triennial examination by the Department. The ratio of general and administrative expenses to net premiums earned was 15.5% for 1996, compared to 15.3% for 1995.

Policyholder dividends for 1996 were a net credit of ($11,000), compared to a net charge of $132,000 for 1995. The net credit reflects the elimination of approximately $291,000 of dividend reserves for which no further future liability is expected. The remaining reserve for policyholder dividends of $364,000 as of December 31, 1996 represents current expectations of future policyholder dividend payments on participating policies inforce. In determining the appropriate policyholder dividend reserve level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results.

The loss before taxes was $15,294,000 for the year ended December 31, 1996, compared to net income before taxes of $854,000 for 1995. This loss was due primarily to an increase in losses and LAE from adverse development of accident years prior to 1995, offset by decreases in underwriting expenses and dividends, and an increase in premiums earned.

Because of the significant operating loss during 1996, management believed that it was prudent to record a valuation allowance against a portion of the deferred tax asset. That resulted in a deferred tax provision of $606,000 for the year ended December 31, 1996.

The net loss for the year ended December 31, 1996 was $15,900,000, compared to net income of $575,000 for 1995.

1995 Compared to 1994
Net premiums earned during 1995 were $76,016,000, which represents a decrease of 18.2%. This decrease is the result of a state-mandated premium rate decrease of 16% on October 1, 1994, which affected earned premium revenues generated during 1995 from business originally written during the fourth quarter of 1994. Further, the beginning of statewide open premium rating for California workers' compensation insurance, effective January 1, 1995, created an intense level of price competition and an overall erosion of premium rate levels.

In connection with efforts to expand its business into additional geographic areas and increase future revenues, during May 1995, Pacific Rim Assurance received a Certificate of Authority to write workers' compensation insurance in the State of Arizona, and commenced operations in June 1995. The Company's net premiums earned in Arizona were

$787,000 through December 31, 1995. During August 1995, the Company received a Certificate of Authority to write workers' compensation insurance in the State of Texas, and it commenced operations in October. The Company's net premiums earned in Texas were $20,000 through December 31, 1995. In March 1996, the Company received a Certificate of Authority to write workers' compensation insurance in the State of Georgia. In addition, during September 1995, Pacific Rim Assurance filed an application to write workers' compensation insurance in the State of Florida. The Company also is considering the filing of applications in certain other states. The Company believes that geographic expansion will enable it to increase its premium revenues and operate regionally in more, and potentially less volatile, markets. However, there can be no assurance that such expansion will ultimately increase revenues or prove to be profitable.

Net investment income increased 24.2%, to $8,089,000 in 1995, from $6,514,000 in 1994. The average invested assets of $138,100,000 for the year ended December 31, 1995, increased 6.5% over 1994. The increase in invested assets was the result of funds received from the sale of debentures and the commutation of the aggregate excess of loss and quota share reinsurance treaties during the third and fourth quarters of 1994. The average yield on average invested assets increased to 6.0% for the year ended December 31, 1995, from 5.0% for 1994. Prior to the increase in invested assets, the Company maintained a large position in lower-yielding short-term securities, for liquidity purposes, which accounts for the lower overall average yield in 1994. After the Company was able to reposition its investment portfolio into longer term, higher yielding securities, by October 1994, the Company's investment yield increased to 5.7% for the fourth quarter of 1994.

The Company sold bonds with total proceeds of $61,343,000 during 1995 to take advantage of certain advantageous market conditions, reposition into higher yielding securities, and to meet cash flow demands. These sales resulted in a net pre-tax realized investment gain of $453,000. There were no sales in 1994.

Losses and LAE incurred decreased $12,831,000 for the year ended December 31, 1995 as compared to 1994. The loss and LAE ratio decreased to 67.0% in 1995 from 68.7% in 1994. The improvement in the losses and LAE was attributable to the continued favorable decline in the frequency of new claims during the first half of 1995, offset in part by higher frequency of new claims in the second half of 1995; a reduction in the overall number of outstanding claims; and a continued stable trend in the severity of claims.

Total underwriting expenses decreased 3.8% to $30,309,000 for the year ended December 31, 1995, from $31,492,000 for 1994. This decrease is primarily due to a decrease in premium volume. Commissions paid to agents and brokers during 1995 decreased by $614,000. However, the average commission ratio to agents and brokers increased to 21.6% for the year ended December 31, 1995 from 18.3% for 1994, due to the impact of highly competitive conditions on business written in the California workers' compensation insurance market during the third and fourth quarters of 1994 on premiums earned during 1995. New business written during 1995 was at a lower average commission rate than premiums written in the third and fourth quarters of 1994.

The general and administrative expense component of underwriting expenses decreased $265,000 or 2.2% to $11,662,000 in 1995 from $11,927,000 in 1994.
This decrease is due to reduced employee staff costs and related expenses. The general and administrative expense ratio increased to 15.3% in 1995 from 12.8% in 1994 reflecting the Company's position to maintain a high quality of service personnel and agents, despite a decrease in premium volume.

Policyholder dividends decreased to $132,000 for the year ended December 31, 1995, from $1,301,000 for the year ended December 31, 1994. In determining the appropriate policyholder dividend accrual level, the Company analyzes competitive factors related to quality of service, loss prevention, claims management and cost control, and adequacy of premium rates, as well as its own underwriting results. The Company believes that given the decrease in premium rate levels, California policyholders already have benefited from reduced workers' compensation premiums. Thus, the importance of dividends to policyholders has diminished in the competitive market.

Interest expense increased to $2,306,000 in 1995 from $857,000 in 1994. This increase was the result of having its Series A Convertible Debenture outstanding for all of 1995 versus only four and one-half months in 1994.

Income before taxes was $854,000 for the year ended December 31, 1995, as compared to $1,970,000 for the year ended December 31, 1994. This decrease was due primarily to increased investment income and decreased expenses, offset by decreased premium volume.

Net income for the year ended December 31, 1995 was $575,000, as compared to $1,158,000 for 1994.

Combined Ratio Data

Four ratios are traditionally used to measure underwriting performance in the workers' compensation insurance industry: the loss ratio, the underwriting expense ratio, and the policyholder dividend ratio, which when added together constitute the combined ratio. A combined ratio greater than 100% indicates an underwriting loss, while a combined ratio less than 100% indicates an underwriting profit.

The following table sets forth the Company's combined ratio and its component ratios, as measured on the basis of generally accepted accounting principles ("GAAP"):

                                                  Year Ended December 31,
                                                  -----------------------
                                              1996          1995          1994
                                              ----          ----          ----

               Loss ratio                     92.4%         67.0%         68.7%
               Underwriting expense ratio     32.6          39.9          33.9
               Policyholder dividend ratio     0.0           0.2           1.4
                                             -----         -----         -----
               Combined ratio                125.0%        107.1%        104.0%
                                             =====         =====         =====

The following table sets forth the Company's combined ratio and its component ratios, as measured on the basis of statutory accounting practices.

                                                  Year Ended December 31,
                                                  -----------------------
                                              1996          1995          1994
                                              ----          ----          ----
               Loss ratio                     92.4%         67.0%         72.3%
               Underwriting expense ratio     32.1          40.4          33.4
               Policyholder dividend ratio    (0.4)          0.2           2.6
                                             -----         -----         -----
               Combined ratio                124.1%        107.6%        108.3%
                                             =====         =====         =====

The differences in the GAAP and statutory loss ratios, underwriting expense ratios, policyholder dividend ratios, and combined ratios for the periods presented are due primarily to GAAP permitting, but statutory accounting practices prohibiting or delaying, certain accruals. The statutory loss ratios differed from the GAAP loss ratios in 1994 primarily as a result of the cession of amounts under the Company's quota share and aggregate excess of loss reinsurance treaties. The statutory underwriting expense ratios are different than the GAAP underwriting expense ratios primarily as a result of the amortization of policy acquisition costs. The statutory policyholder dividend ratios differ from the GAAP policyholder dividend ratios because policyholder dividends are recognized for statutory purposes when declared and are accrued for GAAP purposes based on anticipated future declarations as the related premiums are earned.

Liquidity and Capital Resources

Pac Rim Holding was organized in May 1987 and has been capitalized from sales of the Company's common stock. Pac Rim Holding is dependent on dividends from Pacific Rim Assurance for operating funds. Pacific Rim Assurance may pay dividends without prior California Insurance Department approval to the extent it has available "earned surplus". Dividends are further limited to an amount up to the greater of net income from the preceding calendar year or 10% of policyholders' surplus as of the end of the preceding year. Under these provisions, Pacific Rim Assurance paid $1,100,000 in dividends to Pac Rim Holding in 1996. At December 31, 1996, Pacific Rim Assurance had a deficit of $17,202,000 in its earned surplus account. Accordingly, Pacific Rim Assurance cannot pay dividends to Pac Rim Holding during 1997 without Department approval.

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

In August 1994, the Company completed a capital-raising transaction and issued $20,000,000 of convertible debentures to PRAC, Ltd. ("PRAC"). As a result of the capital transaction, the Company increased the policyholders' surplus of Pacific Rim Assurance by $16,800,000. At December 31, 1996, the statutory-basis policyholders surplus of Pacific Rim Assurance was $27,215,652. Pacific Rim Assurance's ratio of net premiums written to policyholders' surplus for 1996, as determined on the basis of statutory accounting practices, was 3.22 to 1.

Insurance companies are required to maintain on deposit with the Regulatory Agencies deposits for the benefit of policyholders, in an amount prescribed by regulations. At December 31, 1996, the Company was in good standing with all Departments of Insurance with respect to its deposit requirements, maintaining securities with a total fair value of $105,301,000 on deposit with authorized depositories in various states.

The Company's present policyholders surplus is not adequate to sustain 1996 premium volume at a leverage ratio of 3 to 1. Concerns regarding the financial strength of the Company could adversely affect the Company's relationships with its policyholders, agents and brokers, reinsurers, and regulators. On February 17, 1997, the Company executed the Amended Agreement with Superior. The Company believes that obtaining regulatory and shareholder approval for, and completing the pending merger with Superior, which contemplates the contribution of additional capital, will restore confidence in Pacific Rim Assurance and enable it to support its present operations and moderate growth in premium volume for the foreseeable future.

In the event that the Company is unable to complete the pending merger with Superior or raise additional capital from another party, a reduction in premium writings might be necessary, in order to meet regulatory leverage guidelines. If such premium reduction is necessary, the Company would have to substantially alter the nature and scope of its operations. Such changes might include staff and expense reductions, a change in the level of service provided to policyholders, and a change in the number and type of policyholders and agents with whom it currently does business. In addition, the Company likely would seek capital from other sources. No assurance can be given that such a plan can be successfully accomplished.

A workers' compensation insurance company must maintain sufficient liquid assets to meet its contractual obligations to policyholders, in addition to maintaining funds to meet ordinary operating expenses. The Company typically has several sources of funds to meet obligations, including cash flow from operations, interest from fixed-income securities, recoveries from reinsurance contracts, as well as the ability to sell portions of its investment portfolio. The Company has an investment portfolio of high quality, highly liquid, U.S. Treasury, other governmental agency, and corporate obligations. The Company's cash flows provided by (used in) operating activities for the years ended December 31, 1996, 1995, and 1994 were $(13,189,000), $(22,819,000), and $15,905,000, respectively. In light of the reduced level of premiums currently being written, due to state-mandated reductions in premium rates, and the repeal of the minimum rate law, coupled with claim payments required on premiums previously written, should further reduction in premium be necessary in the event that the Company is unable to complete the pending acquisition by Superior or obtain additional capital from another party, it is probable that the Company will experience a continued period of negative cash flow, until the level of loss payments decreases to the level proportionate to the level of premiums collected.

As a result of its ownership of debentures of Pac Rim Holding, PRAC, together with certain affiliated entities, is entitled to vote the equivalent of 55.2% of the Company's voting securities with respect to certain matters, and will be entitled to vote the equivalent of approximately 61.6% of the Company's voting securities as to those matters on exercise of Warrants. These voting rights, together with PRAC's right to designate certain members of the Board of Directors, give PRAC effective control of the Board of Directors and over all major corporate matters and transactions. It may also have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of the Company's shares might otherwise receive a premium for their shares over then current market prices. These actions will have the effect, among other things, of limiting the ability of the Company to enter into certain significant transactions without the support of PRAC, and allowing PRAC to cause the Company to enter into certain transactions. These transactions may include transactions between PRAC, or its affiliates, and the Company, as well as transactions for the sale of the Company or the sale of control of the Company. PRAC may have interests that diverge from or conflict with those of the Company. Although such conflicts may arise, Directors designated by PRAC to the Board of Directors have a fiduciary responsibility to act in the Company's best interest.

Effects of Inflation

Inflation can be expected to affect the operating performance and financial condition of the Company in several aspects. Inflation can reduce the market value of the investment portfolio. However, generally the intent of the Company is to hold its investments to maturity. (See "Liquidity and Capital Resources") Inflation adversely affects the portion of reserve for losses and LAE that relates to hospital and medical expenses, as these expenses normally increase during inflationary periods (and in recent years have increased at a greater rate than prevailing inflation). The liabilities for losses and LAE relating to indemnity benefits for lost wages are not directly affected by inflation, as these amounts are established by statute. To the extent that the reserve for losses and LAE and claim payments have increased as a result of inflation, premium rates have historically increased by operation of the rate setting process. This process established the minimum rates in effect in California prior to January 1, 1995. However, no assurance can be given that following the introduction of open premium rating in California effective January 1, 1995, premium rates will keep pace with inflation. Another result of inflation is an expected escalation of wages paid to employees. To the extent that wages increase, premium revenues will proportionately increase, since rates are based on the employer's payroll. Since the Company's inception in May 1987, the Company believes that the effect of inflation on the Company has not been material.

Recent Accounting Pronouncements

In October 1995, FASB issued Statement No. 123, "Accounting For Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company elected to continue accounting for stock-based compensation based on Accounting Principles Board (APB) No. 25; and thus, the Company adopted only the disclosure provision of FASB Statement No. 123.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is incorporated by reference to the financial statements and supplementary data listed in Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is contained in the Company's definitive proxy statement for the April 8, 1997 special meeting of stockholders, which was filed with the Securities and Exchange Commission on March 3, 1997. Such information is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item is contained in the Company's definitive proxy statement for the April 8, 1997 special meeting of stockholders, which was filed with the Securities and Exchange Commission on March 3, 1997. Such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security ownership of certain beneficial owners:

The information required by this Item is contained in the Company's definitive proxy statement for the April 8, 1997 special meeting of stockholders, which was filed with the Securities and Exchange Commission on March 3, 1997. Such information is incorporated herein by this reference.

(b)   Security ownership of management:

The information required by this Item is contained in the Company's definitive proxy statement for the April 8, 1997 special meeting of stockholders, which was filed with the Securities and Exchange Commission on March 3, 1997. Such information is incorporated herein by this reference.

(c)   Changes in control:

The Company knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control, except for the Amended Agreement (see "Business -- Definitive Agreement and Plan of Merger").

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is contained in the Company's definitive proxy statement for the April 8, 1997 special meeting of stockholders, which was filed with the Securities and Exchange Commission on March 3, 1997. Such information is incorporated herein by this reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed with Report.

1. The following consolidated financial statements of Pac Rim Holding and subsidiaries are filed as part of this report.

        Consolidated Balance Sheets - December 31, 1996 and 1995

        Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

        Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

        Notes to Consolidated Financial Statements

2. The following financial statement schedules of Pac Rim Holding and subsidiaries are filed as part of this report.

        Schedule II       Condensed Financial Information of Registrant

        Schedule III      Supplementary Insurance Information

        Schedule IV       Reinsurance

        Schedule VI Supplemental Information Concerning Property/Casualty Insurance Operations

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

3. The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K, dated October 2, 1996 reporting on Item 5, Other Events, in connection with the Agreement and Plan of Merger with Superior National Insurance Group, Inc.

The Company filed a current report on Form 8-K, dated March 4, 1997 reporting on
Item 5, Other Events, in connection with the Amended and Restated Agreement and Plan of Merger with Superior National Insurance Group, Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Pac Rim Holding Corporation:

We have audited the accompanying consolidated balance sheets of Pac Rim Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pac Rim Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules following the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Los Angeles, California
February 26, 1997


                                                ARTHUR ANDERSEN LLP

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in Thousands, Except Share and Per Share Data)

                                                                December 31,
                                                             -------------------
                                                               1996       1995
                                                             ---------  --------
ASSETS
Investments:
  Bonds, available-for-sale at fair value (amortized cost
   $55,245 and $119,314)                                     $ 54,759   $121,771
  Short-term investments (at cost, which approximates fair
   value)                                                      56,794      7,260
                                                             --------   --------
    Total Investments                                         111,553    129,031

Cash                                                            1,731        773
Reinsurance recoverable on outstanding losses                   3,124      3,884
Reinsurance receivable on paid losses                             725        184
Premiums receivable, less allowance for doubtful
   accounts of $1,055 and $1,221                               15,739     11,616
Earned but unbilled premiums                                    7,904      4,880
Investment income receivable                                      609      2,207
Deferred policy acquisition costs                               1,162        974
Property and equipment, less accumulated depreciation
     and amortization of $4,978 and $3,803                      4,411      2,434
Unamortized debenture issue costs                               1,063      1,468
Federal income taxes recoverable                                           1,456
Deferred federal income taxes, net                              8,745      8,348
Prepaid reinsurance premiums                                    1,515        227
Other assets                                                    3,324      1,569
                                                             --------   --------
   Total Assets                                              $161,605   $169,051
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserve for losses and loss adjustment expenses            $100,588   $ 96,525
  Convertible debentures payable, less
    unamortized discount of $1,059 and $1,393                  18,941     18,607
  Unearned premiums                                             6,917      5,715
  Reserve for policyholder dividends                              364        381
  Income taxes payable                                             14
  Obligation under capital lease                                1,203
  Accrued expenses and accounts payable                         7,269      3,668
                                                             --------   --------
             Total Liabilities                                135,296    124,896

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock:
    $.01 par value--shares authorized 500,000;
    none issued and outstanding

  Common Stock:
    $.01 par value--shares authorized 35,000,000
    issued and outstanding 9,528,200                               95         95
  Additional paid-in capital                                   29,624     29,624
  Warrants                                                      1,800      1,800
  Unrealized gain (loss) on available-for-sale securities,
   net                                                           (324)     1,622
  Retained earnings (deficit)                                  (4,886)    11,014
                                                             --------   --------
          Total Stockholders' Equity                           26,309     44,155
                                                             --------   --------
          Total Liabilities and Stockholders' Equity         $161,605   $169,051
                                                             ========   ========

See notes to consolidated financial statements.

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in Thousands, Except Per Share Data)

                                                       Year Ended December 31,
                                                    ----------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Revenues:

   Net premiums earned                              $ 86,488    $76,016  $92,894
   Net investment income                               7,013      8,089    6,514
   Realized capital gains                              1,640        453
   A&H commission income                                   8
                                                    --------    -------  -------
      Total revenue                                   95,149     84,558   99,408

Costs and Expenses:

   Losses and loss adjustment
    expenses                                          79,890     50,957   63,788
   Amortization of policy
    acquisition costs - net                           14,853     18,647   19,565
   Administrative, general, and
    other                                             13,370     11,662   11,927
   Policyholder dividends                                (11)       132    1,301
   Interest expense                                    2,341      2,306      857
                                                    --------    -------  -------

      Total costs and expenses                       110,443     83,704   97,438
                                                    --------    -------  -------

  Income (loss) before income taxes                  (15,294)       854    1,970

  Income tax expense                                     606        279      812
                                                    --------    -------  -------

  Net Income (Loss)                                 $(15,900)   $   575  $ 1,158
                                                    ========    =======  =======

Per share data:

  Net Income (Loss) Primary and Fully Diluted         $(1.67)      $.06    $0.12
                                                    ========    =======  =======

See notes to consolidated financial statements.

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Amounts in Thousands, Except for Number of Shares)

                                                                                          Unrealized
                                                Common Stock                            Gain (Loss) on
                                          -----------------------                         Available-
                                             Number                Additional               for-Sale      Retained
                                               of                   Paid-in                Securities,    Earnings
                                             Shares      Amount     Capital     Warrants       Net        (Deficit)       Total
                                             ------      ------     -------     --------    --------     -----------     ------
Balance at January 1, 1994                 9,528,200         95       29,624                                   9,281      39,000

 Unrealized gain on available-for-sale
   securities at January 1, 1994, net                                                             96                          96
 Additional paid in capital-warrants                                              1,800                                    1,800
 Net income                                                                                                    1,158       1,158
 Change in unrealized loss of
  available-for-sale securities, net                                                          (4,877)                     (4,877)
                                           ---------        ---       ------      -----       -------         ------      ------
Balance at December 31, 1994               9,528,200         95       29,624      1,800       (4,781)         10,439      37,177

 Net income                                                                                                      575         575
 Change in unrealized gain of
  available-for-sale securities, net                                                           6,403                       6,403
                                           ---------        ---       ------      -----       ------          ------      ------
Balance at December 31, 1995               9,528,200         95       29,624      1,800        1,622          11,014      44,155

Net loss                                                                                                     (15,900)    (15,900)
Change in unrealized loss of
 available-for-sale securities, net                                                           (1,946)                     (1,946)
                                           ---------        ---     --------     ------      -------        --------    --------
Balance at December 31, 1996               9,528,200        $95      $29,624     $1,800      $  (324)       $ (4,886)   $ 26,309
                                           =========        ===     ========     ======      =======        ========    ========

See notes to consolidated financial statements.

                   PAC RIM HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in Thousands)

                                                Year Ended December 31,
                                          ------------------------------------
                                            1996           1995          1994
                                            ----           ----          ----
OPERATING ACTIVITIES
  Net Income (loss)                       $(15,900)       $    575     $  1,158
  Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
   Depreciation and amortization             2,001           1,421          930
   Provision for losses on premiums
    receivable                                (166)            150         (143)
   Provision (benefit) for deferred
    income taxes                               606           1,340        1,188
   Realized capital gains                   (1,640)           (453)
   Changes in:
     Reserve for losses and loss
      adjustment expenses                    4,063         (20,104)     (19,336)
     Unearned premiums                       1,202          (4,202)       1,655
     Reserve for policyholder
      dividends                                (17)           (609)      (1,539)
     Ceded reinsurance payable                                             (252)
     Premiums receivable                     (6,981)           255        5,413
     Reinsurance recoverable                    219         (1,936)      13,044
     Aggregate excess of loss
      reinsurance recoverable                                            10,812
     Prepaid reinsurance premiums            (1,288)           153        2,435
     Deferred policy acquisition
      costs                                    (188)         1,111         (953)
     Income taxes recoverable                 1,456         (1,013)       1,916
     Accrued expenses and accounts
      payable                                 3,601            116          319
     Investment income receivable             1,598            148       (1,372)
     Other assets                            (1,755)           229          630
                                            --------       --------     --------
      NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                 (13,189)       (22,819)      15,905
                                            --------       --------     --------

INVESTING ACTIVITIES
     Purchase of investments - bonds        (47,622)       (40,524)     (67,788)
     Sales of investments - bonds           104,172         61,343
     Maturity and calls of
      investments - bonds                     9,080          1,028        7,228
     Additions to property
      and equipment                          (1,949)          (836)        (918)
                                            --------       --------     --------
      NET CASH PROVIDED (USED) BY
       INVESTMENT ACTIVITIES                 63,681         21,011      (61,478)
                                            --------       --------     --------

FINANCING ACTIVITIES
     Proceeds from issuance of
      convertible debentures                                             20,000
     Debenture issuance costs                                            (2,025)
                                            --------       --------     --------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                        17,975
                                            --------       --------     --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            50,492         (1,808)     (27,598)
Cash and cash equivalents at
 beginning of period                          8,033          9,841       37,439
                                            --------       --------     --------
         CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                 $ 58,525       $  8,033     $  9,841
                                            ========       ========     ========

SUPPLEMENTAL DISCLOSURE:
 Interest paid                             $  1,600       $  1,615     $    -0-
                                            ========       ========     ========
 Income taxes paid                         $   - 0-       $     37     $    -0-
                                            ========       ========     ========
The Company entered into a capital lease
during 1996, to acquire certain operating
system hardware and software; the lease
obligation at December 31, 1996 was
$1,203,000.

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

                               December 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Pac Rim Holding Corporation ("Pac Rim Holding") is a holding
------------
company that was incorporated in 1987 in Delaware. The accompanying consolidated financial statements include the accounts and operations of the holding company and its subsidiary, The Pacific Rim Assurance Company and its subsidiary, Regional Benefits Insurance Services, Inc., (collectively referred to herein as "the Company"). All significant intercompany transactions and balances are eliminated in consolidation. The Pacific Rim Assurance Company ("Pacific Rim Assurance") is engaged exclusively in the business of writing workers' compensation insurance in California, Arizona, Georgia, Alabama and Texas. Regional Benefits Insurance Services, Inc. ("RBIS") is an insurance agency.

Accounting Principles:  The accompanying consolidated financial statements are
---------------------
presented on the basis of generally accepted accounting principles ("GAAP"), which differ in some respects from those followed in reports to the Insurance Departments. The principal differences relate to the recognition of deferred income taxes, deferred policy acquisition costs, earned but unbilled premiums, and policyholder dividends.

Earned Premiums:  Earned premiums and the liability for unearned premiums are
---------------
calculated by formula such that the premium written is earned pro rata over the term of the policy. The insurance policies currently written by the Company are for a period of one year or less. Premiums earned include an estimate for earned but unbilled premiums and retrospectively rated premiums.

Reserve for Losses and Loss Adjustment Expenses:  The reserve for losses and
-----------------------------------------------
loss adjustment expenses ("LAE") is based on the accumulation of cost estimates for each loss reported prior to the close of the accounting period and provision for the probable cost of losses that have occurred but have not yet been reported. The Company does not discount such reserves for financial reporting purposes. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are included in current operations when determined. While the ultimate amount of losses incurred and the related expense is dependent on future developments, management is of the opinion that, given the inherent variability in any such estimates, the reserve for unpaid losses and LAE is within a reasonable range of adequacy. The Company has filed with the Department of Insurance in each state it is licensed, an independent actuarial opinion that states that the Company's reserve for losses and LAE as of December 31, 1996 makes a reasonable provision for all unpaid loss and LAE obligations of the Company under the terms of its policies and agreements.

Policy Acquisition Costs:  Policy acquisition costs, such as commissions,
------------------------
premium taxes, and other underwriting costs related to the production and retention of business, are deferred and amortized as the related premiums are earned. Anticipated investment income is considered in determining the recoverability of this asset. Other policy acquisition costs that do not vary with the production of new business are expensed when incurred and are included in administrative, general, and other expenses.

Policyholder Dividends:  A portion of all policies written by the Company are
----------------------
eligible for policyholder dividends. An estimated provision for policyholder dividends is accrued as the related premiums are earned. Such dividends do not become a legal liability of Pacific Rim Assurance unless, and until, declared by the Board of Directors.

Investments: In May 1993, the Financial Accounting Standards Board ("FASB")
-----------
issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of January 1, 1994, the Company adopted the provisions of that Standard for investments held as of or acquired after that date. In accordance with Statement 115, prior-period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 increased stockholders' equity by $96,000 (net of deferred income taxes of $50,000) to reflect the net unrealized holding gains on bonds previously carried at amortized cost; there was no effect on net income as a result of the adoption of Statement 115. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


the year ended December 31, 1994 net unrealized holding gains decreased by $4,877,000 (net of deferred tax benefit of $2,513,000; the net unrealized holding loss was $4,781,000 at December 31, 1994. In the year ended December 31, 1995, net unrealized holding gains increased by $6,403,000 (net of deferred tax expense of $3,299,000); the net unrealized holding gain was $1,622,000 at December 31, 1995. In the year ended December 31, 1996, net unrealized holding gains decreased $1,946,000 (net of deferred tax benefit of $1,002,000); the net unrealized holding loss was $324,000 at December 31, 1996.

The cost of investments sold is determined by specific identification. The Company's investment guidelines emphasize buying, with the intent of holding to maturity, high quality U.S. Treasury securities, other governmental agency securities, and corporate bonds. The Company does not actively trade its securities. Although the Company has the intent to hold its investments to maturity, the Company also recognizes that unforeseeable circumstances, such as changes in market conditions, tax considerations, and operational needs, may require the sale of securities prior to maturity. As of December 31, 1996 the Company has designated all of its portfolio as "available for sale".

Property and Equipment:  Property and equipment is stated at cost.  Depreciation
----------------------
of property and equipment is computed using the straight-line method over an estimated useful life of five years for financial reporting purposes. Leasehold improvements are amortized on the straight-line method over the life of the lease.

Taxes:  The Company recognizes deferred tax assets and liabilities based on the
-----
expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.

The insurance subsidiary pays premium taxes on gross premiums written in California in lieu of state income taxes.

Cash and Cash Equivalents:  For purposes of the statements of cash flows,
-------------------------
certificates of deposit and short-term investments with an original maturity of three months or less, at date of purchase, are considered to be cash equivalents.

Stockholders' Equity:  The issuance of the convertible debentures included
--------------------
issuing detachable warrants to purchase common stock (See Note 5). The value of these warrants was $1,800,000, which was recorded as warrants in the Consolidated Balance Sheets.

Earnings Per Share:  Net income (loss) per share is computed on the basis of the
------------------
weighted average shares of common stock, plus common stock equivalent shares arising from the effect of the stock options, warrants, and convertible debentures. (See Notes 5 and 6).

The number of shares used in the computation of primary and fully diluted earnings per share for the twelve month periods ended December 31, 1996, 1995, and 1994 was 9,528,000.

New Accounting Standards:  In October 1995, FASB issued Statement No. 123,
------------------------
"Accounting For Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company elected to continue accounting for stock-based compensation based on Accounting Principles Board (APB) No. 25; and thus, the Company adopted only the disclosure provision of FASB Statement No. 123.

Fair Values of Financial Instruments:  The carrying amounts of financial
------------------------------------
instruments, other than investment securities, approximate their fair values. For investment securities, the fair values for fixed maturity securities are based on quoted market prices. The carrying amounts and fair values for all investment securities are disclosed in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Reclassifications:  Certain prior year amounts in the accompanying financial
-----------------
statements have been reclassified to conform with the 1996 presentation.

NOTE 2--AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER

On February 18, 1997, the Company announced that it had executed an Amended and Restated Agreement and Plan of Merger ("Amended Agreement") with Superior National Insurance Group, Inc. ("Superior"), regarding an acquisition of the Company pursuant to the terms of which the stockholders would receive $2.11 per share (a total of approximately $20,063,293), the convertible debenture holders would receive face value for the debentures or $20,000,000, and $1,957,739 would be paid to acquire all of the issued and outstanding warrants of the Company and options to purchase common stock that are "in-the-money", for a total consideration of approximately $42,021,032.

NOTE 3--INVESTMENTS

Major categories of investment income, net of investment expenses, for 1996, 1995 and 1994 are summarized as follows (amounts in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                                 1996    1995    1994
                                                 ----    ----    ----
Investment Income:
 U.S. Treasury and other governmental
  agency securities                              4,065  $5,365  $5,508
 Money Market Funds                                418     309     291
 Funds Held by Reinsurer                                           169
 Corporate Bonds                                 2,762   2,655     700
 Tax-Exempt Bonds                                            4     102
 Certificates of Deposit                            31      22       9
                                                ------  ------  ------
 Investment Income                               7,276   8,355   6,779
 Less:  Investment Expenses                        263     266     265
                                                ------  ------  ------
Net Investment Income                           $7,013  $8,089  $6,514
                                                ======  ======  ======

Proceeds from the sales of investments in bonds during 1996 were $104,172,000; gross gains of $1,888,000 and gross losses of $248,000 were realized on those sales. Proceeds from the sales of investments in bonds during 1995 were $61,343,000; gross gains of $657,000 and gross losses of $204,000 were realized on those sales. There were no sales of investments in bonds during 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS--Continued


The amortized cost and fair values of investments in debt securities are summarized as follows (amounts in thousands):

                                             Gross       Gross
                               Amortized  Unrealized   Unrealized     Fair
                                 Cost        Gains      (Losses)     Value
                               ---------  -----------  -----------  --------
    1996
    U.S. Treasury and other
     governmental agencies      $ 28,808           5      $  (184)   $28,629
    Corporates                    13,765           2         (204)    13,563
    U.S. Agencies                 12,341           8         (118)    12,231
    Asset backed                     331           5                     336
                                --------      ------      -------   --------
       Total                    $ 55,245      $   20      $  (506)  $ 54,759
                                ========      ======      =======   ========

    1995
    U. S. Treasuries and other
     governmental agencies      $ 68,963      $   17      $  (157)  $ 68,823
    Corporates                    33,793       1,886                  35,679
    U.S. Agencies                 10,546         418                  10,964
    Asset backed                   6,012         293                   6,305
                                --------      ------      -------   --------
       Total                    $119,314      $2,614      $  (157)  $121,771
                                ========      ======      =======   ========

The amortized cost and fair value of debt securities at December 31, 1996 by contractual maturity are summarized as follows (amounts in thousands):

                                          Amortized              Fair
                                            Cost                Value
                                          ---------            --------

    Due in 1997                            $10,701             $10,696
    Due 1998 - 2001                         44,544              44,063
    Due 2002 and after                     -------             -------
                                           $55,245             $54,759
                                           =======             =======

The expected maturities will differ from contractual maturities in the preceding table because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

At December 31, 1996, debt securities and short-term investments with a fair value of $105,301,000 were on deposit to meet the Company's statutory obligation under insurance department regulations.

At December 31, 1996, there were individual investments in short-term and long-term United States Treasury securities with a total amortized cost of $80,504,000, which exceeded 10% of stockholders' equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 4--RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company recognized adverse development during 1996. Despite experiencing favorable trends in the overall frequency and severity of claims for the 1995 and 1996 accident years, the Company and its internal and independent actuaries observed development patterns in the 1990-1994 accident years that were volatile when compared to previous historical patterns. In particular, 1990-1992 were very difficult accident years, due to the impact of fraud and stress claims from adverse economic conditions, although the 1992 accident year began the transition to improved claims experience during the second half of the year. The 1993-1994 accident years were very favorable transition years, following legislative reforms to the workers' compensation benefits system. Nevertheless, it was unclear how each of those years ultimately would develop, and how subsequent accident year patterns would thus be affected, given paid loss and case reserve activity during 1996.

The following table provides a reconciliation of beginning and ending loss and LAE reserves for the years 1996, 1995, and 1994. All reserve totals are net of reinsurance deductions. There are no material differences between the Company's reserves for losses and LAE calculated in accordance with generally accepted accounting principles and those reserves calculated based on statutory accounting practices.

       Reconciliation of Reserve for Losses and Loss Adjustment Expenses

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                    (amounts in thousands)
Liability for losses and LAE, net of
  reinsurance recoverables on unpaid losses,
  at beginning of year                          $ 92,641   $114,709   $111,109

Provision for losses and LAE, net
  of reinsurance recoverable:
      Current accident year                       62,244     49,962     60,989
      Prior accident years                        17,646        995      2,799
                                                --------   --------   --------

Incurred losses during the current year,
  net of reinsurance recoverable                  79,890     50,957     63,788

Losses and LAE payment for claims, net of
  reinsurance recoverable, occurring during:
           Current year                           16,398     13,473     13,641
           Prior years                            58,669     59,552     46,547
                                                --------   --------   --------
                                                  75,067     73,025     60,188
                                                --------   --------   --------

Liability for losses and LAE, net of
  reinsurance recoverable on unpaid
  losses, at end of year                          97,464     92,641    114,709

Reinsurance recoverable, at end of year            3,849      4,068      2,132

Less reinsurance recoverable on paid losses         (725)      (184)      (212)
                                                --------   --------   --------

Reinsurance recoverable on unpaid losses,
  at end of year                                   3,124      3,884      1,920
                                                --------   --------   --------

Liability for losses and LAE, gross of
  reinsurance recoverable on unpaid losses,
  at end of year                                $100,588   $ 96,525   $116,629
                                                ========   ========   ========

During 1991 through 1994, the Company, as did the workers' compensation industry in California in general, went through a dramatically changing experience in losses and LAE incurred. During 1991 and 1992, the Company experienced a substantial number of claims related to adverse economic conditions, particularly for the 1990 and 1991 accident years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 4--RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES - Continued


In addition, there were "stress and strain" claims that did not involve traumatic physical loss or injury, many of which were suspected by the Company to be fraudulently submitted. The Company initially took a general denial stance and non-settlement posture on such fraudulent claims, to send a clear message to claimants and vendors of its position.

The Company referred fraudulent claim matters to prosecutors, who have secured successful indictments and prosecutions of fraudulent claimants or vendors, and the Company secured withdrawals of such claims by others. In addition, the enactment of effective legislative and regulatory reforms has been implemented. That technique was effective, as the Company believes that the frequency of new suspected fraudulent claims has nearly stopped. Late in 1993, the Company refined its approach to promote the settlement of certain of these claims, where minimal settlement cost could facilitate early closure and prevent cost escalation.

Throughout 1994, 1995 and 1996, the Company continued to experience a favorable trend in the frequency of new claims. The positive trends and experience related to new claims since the second half of 1992 have been consistent with the favorable experience of other workers' compensation insurance specialty companies in California. In addition, the level of claims closed was in excess of the level of new claims reported during 1994 and 1995. As a result, the Company's estimate of loss and LAE reserves for the 1993, 1994, 1995 and 1996 accident years is based on substantially lower loss ratios than the 1991 and prior accident years. Nevertheless, despite improved frequency and lower overall loss and LAE ratios in those years, the volatile changes in legislative, economic, managed medical care, and litigation expense factors, affecting historical paid loss and case reserve development patterns, have made it more difficult to estimate the ultimate dollar cost of those reported claims. Thus, the inherent variability has increased, and recognition of adverse development of prior years' estimates has occurred.

NOTE 5 -- REINSURANCE

Under the Company's specific excess of loss reinsurance treaty, the reinsurers assume the liability on that portion of workers' compensation claims between $350,000 and $80,000,000 per occurrence.

The components of net premiums written are summarized as follows (amounts in thousands):

                                         Year Ended December 31,
                                       -----------------------------
                                         1996      1995      1994
                                       --------  --------  ---------

             Direct                    $88,972   $75,553   $101,661
             Assumed                     2,568       375        112
             Ceded                      (4,407)   (3,962)    (4,789)
                                       -------   -------   --------


             Net premiums written      $87,133   $71,966   $ 96,984
                                       =======   =======   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 5--REINSURANCE - Continued


The components of net premiums earned are summarized as follows (amounts in thousands):

                                                    Year Ended December 31,
                                                 ------------------------------
                                                    1996      1995      1994
                                                 ---------  --------  ---------

               Direct                             $88,678   $79,920   $100,008
               Assumed                              2,247       209        110
               Ceded                               (4,437)   (4,113)    (7,224)
                                                  -------   -------   --------

               Net premiums earned                $86,488   $76,016   $ 92,894
                                                  =======   =======   ========

The components of net losses and loss adjustment expenses are summarized as follows (amounts in thousands):

                                                    Year Ended December 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  -------   -------   -------

               Direct                             $79,840   $54,454   $ 64,700
               Assumed                              1,559       188        149
               Ceded                               (1,509)   (3,685)    (1,061)
                                                  -------   -------   --------

               Net losses and loss
               adjustment expenses                $79,890   $50,957   $ 63,788
                                                  =======   =======   ========

A contingent liability exists to the extent that losses recoverable under a reinsurance treaty are not paid to the Company by the reinsurer.

Reinsurance recoverable on paid losses as of December 31, 1996 and 1995, are $725,000 and $184,000, respectively.

NOTE 6 -- LONG TERM DEBT

The Company has $20,000,000 in principal outstanding on its August 16, 1994 issue of Series A Convertible Debentures, with detachable warrants to purchase 3,800,000 shares of the Company's common stock, of which 90% are owned by PRAC, Ltd., a Nevada limited partnership. PRAC, Ltd. is controlled by Mr. Richard Pickup. Mr. Pickup presently controls approximately 26% of the outstanding shares of the Company through various investment entities, which together are the Company's largest stockholder.

The Debentures carry an 8% rate of interest, payable semi-annually and are due on August 16, 1999. The Debentures are convertible at the holder's option, into shares of common stock at a conversion price of $2.75 per share. The Debentures are subject to automatic conversion if, after three years from issuance, the price of the Common Stock exceeds 150% of the conversion price for a period of 20 out of 30 consecutive trading days.

The Debenture Agreement also provided for the issuance to the Investor of detachable warrants (the "Warrants") to acquire 1,500,000 shares of the Company's common stock at an exercise price of $2.50 per share (the "Series 1 Warrants"), 1,500,000 shares at an exercise price of $3.00 per share (the "Series 2 Warrants"), and 800,000 shares at an exercise price of $3.50 per share (the "Series 3 Warrants"). The Warrants expire on August 16, 1999, and the exercise price of the Warrants is subject to downward adjustment in the event of adverse development in the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 6--LONG TERM DEBT- Continued


December 31, 1993 loss and allocated loss adjustment expense reserves related to the 1992 and 1993 accident years, measured as of June 30, 1997. Under the terms of the Debenture Agreement, the maximum adverse development that would impact the exercise price of the Warrants is $20,000,000. In the event that the adverse development of reserves for those periods exceeds $20,000,000, the exercise price of the Series 1 Warrants would be reduced to $0.01, and the exercise price of the Series 2 Warrants would be reduced to $1.39 per share.

The Debenture Agreement includes covenants, which provide, among other things, that the Company maintain at least $32,200,000 in total stockholders' equity. At December 31, 1996, the Company's stockholders' equity was $26,309,000. As of December 31, 1996 the Company has obtained a waiver of that covenant.

The Debentures are carried on the balance sheet net of unamortized discount of $1,059,000 at December 31, 1996. The effective average interest rate of this debt after consideration of debt issuance costs and discount was 13.3%.

During 1996, the Company completed the design and implementation of an enhancement to its electronic data processing system. That system created electronic files of claim and policyholder information, which substantially decreases the need to access paper files and allows for more efficient handling of claims and other underwriting activities. The project included an investment in electronic data processing equipment, as well as software. The investment was financed through a capital lease obligation covering a period of 36 months. The lease contains a bargain purchase option at the end of the lease term.
The total cost of the equipment and software, $1,203,000, has been included in property and equipment, and the present value of the capital lease obligation has been recorded as a liability. Minimum lease payments are as follows (amounts in thousands):


                   Year                 Amount
                   ----                 ------
                   1997                  $504
                   1998                   504
                   1999                   307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES


NOTE 7--STOCK OPTIONS

The Company has stock option plans that provide for options to purchase Pac Rim Holding common stock at a price not less than fair value as of the date of the grant. The options under those plans are exercisable over a period of up to ten years, at which time they expire. A summary of the activity in the stock option plans is as follows:

                                                           Stock Options
                                                 -------------------------------
                                                 Shares         Price Range
                                                 ------         -----------

          Outstanding at January 1, 1994      1,214,000         $1.00 - $11.41

            Granted                             500,000          2.75 -   5.50
            Exercised
            Cancelled                          (736,375)         2.50 -  11.41
                                               ---------
          Outstanding at December 31, 1994      977,625          1.00 -   8.50

            Granted                              65,000          2.50 -   3.19
            Exercised
            Cancelled                           (85,000)         3.25 -   8.50
                                               ---------
          Outstanding at December 31, 1995      957,625          1.00 -   8.50

            Granted
            Exercised
            Cancelled                           (52,750)         2.50 -   8.50
                                               ---------
          Outstanding at December 31, 1996      864,875          1.00 -   8.50
                                               =========

Under the 1988 stock option plan, 510,125 shares of common stock are available for future grants of options. As of December 31, 1996, options to purchase 676,000 shares of the Company's common stock at a price range of $1.00 to $8.50 were vested and were exercisable under the Company's stock option plans.
Subject to certain conditions, such as continued employment, the exercise of the options is not restricted. The options expire at various dates through 2003. These plans will be terminated at the earlier of the exercise of outstanding options or in 2003. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would not have been materially different from that reported.

Certain current officers and directors of the Company purchased an aggregate of 136,000 shares of common stock at a purchase price of $1 per share pursuant to the Pac Rim Holding 1987 Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was terminated in 1988. Shares purchased pursuant to the Stock Purchase Plan may be repurchased by Pac Rim Holding in the event that the purchaser's service to the Company terminates prior to specified points of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES


NOTE 8--COMMITMENT AND CONTINGENCIES

The Company currently leases office facilities in Woodland Hills, and Fresno, California and Phoenix, Arizona under noncancellable operating leases that are subject to escalation clauses. Minimum rental commitments on the operating leases are as follows (amounts in thousands):

                   Year                 Amount
                   ----                 ------
                   1997                  2,430
                   1998                  2,381
                   1999                  2,297
                   2000                  2,269
                   2001                  2,226
               All Years Thereafter        742

Rent expense for 1996, 1995 and 1994 was $2,468,000, $2,461,000 and $2,491,000,
respectively.

The Company is a party to two industrywide legal matters, involving two medical facilities. This litigation claims that the insurance industry conspired to delay payments of claims. While the ultimate outcome of this litigation is uncertain, management believes that such litigation will not have a material adverse financial effect on the Company's financial position and results of operations.

In addition, in the ordinary course of business, the Company is named as a defendant in legal proceedings relating to policies of insurance that have been issued and other incidental matters. Management does not believe that any such litigation, taken as a whole, will have a material adverse financial effect on the Company's financial position and results of operations.

NOTE 9--REGULATORY MATTERS

The National Association of Insurance Commissioners' ("NAIC") Committee on Financial Regulation and Standards and Accreditation (the "NAIC Committee") voted to require, as a condition of NAIC accreditation of a state's insurance regulatory system, adoption of the NAIC's 1986 Model Insurance Holding Company System Regulatory Act (the "Model Act"). Among other matters, the Model Act requires states to enact legislation further restricting the payment of dividends by insurance companies.

In an effort to satisfy the dividend payment restrictions of the Model Act, amendments to the California Insurance Code designed to implement dividend payment limitations that would yield results substantially equivalent to the Model Act were passed by the California legislature on October 9, 1993. These amendments were incorporated into California Senate Bill 482. The amendments limit dividends payable during the twelve month period, without prior regulatory approval, to the greater of net income for the preceding year or 10% of policyholders' surplus as of the preceding December 31. The amendments further prohibit the payment of dividends without prior California Insurance Department ("Department") approval unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from the appreciation of assets not yet realized or from an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realized in cash. The legislation further requires insurers to report to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 9--REGULATORY MATTERS--Continued


Department all dividends within five days of declaration and prohibits the payment of the dividend declared until ten days after the Department's receipt of such notice. Under these provisions, Pacific Rim Assurance paid $1,100,000 in dividends in 1996 to Pac Rim Holding.

As reported to insurance regulatory authorities, statutory-basis capital and surplus of Pacific Rim Assurance at December 31, 1996 and 1995 was $27,216,000 and $46,549,000, respectively, and the net income (loss) amounted to $(13,069,000), $4,879,000, and $(2,878,000) for 1996, 1995, and 1994,
respectively. At December 31, 1996, Pacific Rim Assurance had a deficit balance of $(17,202,000) in its earned surplus account. Accordingly, Pacific Rim Assurance cannot pay dividends to Pac Rim Holding during 1997, without prior Department approval.

NOTE 10--INCOME TAXES

The components of the provision for total deferred taxes are summarized as follows (amounts in thousands):

                                                 Year Ended December 31,
                                           ---------------------------------
                                                 1996     1995     1994
                                                 ----     ----     ----

          Current                                $  0   $(1,061)  $ (376)
          Deferred                                606     1,340    1,188
                                                 ----   -------   ------
          Total                                  $606   $   279   $  812
                                                 ====   =======   ======

A reconciliation of income tax computed at the U.S. federal statutory tax rates to total income tax expense is as follows (amounts in thousands):

                                                 Year Ended December 31,
                                           ---------------------------------
                                                 1996     1995     1994
                                                 ----     ----     ----

          Federal statutory rate               $(5,200)   $290     $670

          Increase (decrease) in taxes
           resulting from:
            Valuation allowance                  5,738       0        0
            Tax-exempt interest                      0      (1)     (30)
            Other                                   68     (10)     172
                                               -------    ----     ----
          Total tax expense                    $   606    $279     $812
                                               =======    ====     ====

At December 31, 1996, the Company has an alternative minimum tax credit of $334,000 for tax purposes. Alternative minimum tax credits may be carried forward indefinitely to offset future regular tax liabilities. At December 31, 1996, the Company has a tax net operating loss of $17,561,000 which can be used to offset taxable income in future years, of which $2,676,000 expires in 2010 and $14,885,000 expires in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES


NOTE 10--INCOME TAXES - Continued


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows (amounts in thousands):

                                                        December 31,
                                               -----------------------------
                                                  1996               1995
                                                 ------             ------

            Deferred tax assets
             Discounting of loss reserves        $ 7,273            $7,189
             Unearned premiums                       417               373
             Allowance for doubtful accounts         359               415
             Rental expense                          511               518
             Unrealized loss on securities           167
             Net operating loss carry forward      5,856               910
             Alternative minimum tax credit
              carry forward                          334               334
             Other - net                             258                93
                                                 -------            ------
            Total deferred tax assets             15,175             9,832

            Less:  Valuation allowance on NOL      5,738
            Deferred tax liabilities:
             Deferred policy acquisition costs       396               331
             Earned but unbilled premiums            168               165
             Prepaid insurance                        61                86
             Unrealized gain on securities                             835
             Other - net                              67                67
                                                 -------            ------
            Total deferred tax liabilities       $   692            $1,484
                                                 -------            ------
            Net deferred tax assets              $ 8,745            $8,348
                                                 =======            ======

There were no taxes paid in 1995 and 1996.

Because of the significant operating loss during 1996, management believed that it was prudent to record a valuation allowance against a portion of the deferred tax asset.

Pacific Rim Assurance pays premium taxes to California on gross premiums written in lieu of state income taxes. Amounts paid for premium taxes during 1996, 1995, and 1994 were $1,144,000, $1,858,000, and $2,346,000, respectively.

NOTE 11--DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Nature of Operations

During the year ended December 31, 1996, the Company wrote 88% of its business in the state of California. The workers' compensation industry in the state of California has seen many changes to regulations in the past few years including the adoption of open rating. The Company cannot predict what regulatory changes will be made in the future; therefore, the Company cannot with certainty predict what material effects any potential changes will have on the Company. To mitigate such risk, during 1996, the Company expanded into additional states.

The Company markets its insurance policies through approximately 200 independent insurance agencies and brokerage firms, many of which specialize in workers' compensation insurance. The independent insurance agencies and brokerage firms that sell the Company's insurance policies also represent other insurance companies. The Company pays such independent insurance agents and brokers a commission consistent with workers' compensation industry practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 11-DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - Continued


At December 31, 1996, 35% of the Company's premiums in force had been generated by its five highest producing agencies and brokerage firms, two of which accounted for 17% of total premiums in force at that date. The Company believes that it has favorable operating relationships with these agencies and brokerage firms. Recent market conditions have resulted in higher average commissions being paid to agencies and brokerage firms of the Company. No agency or brokerage firm is obligated to place insurance policies with the Company, and the Company is not obligated to accept business submitted from any agency or brokerage firm. The loss of any one or more of these agencies or brokerage firms could materially affect the Company's business.

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss and Loss Adjustment Expenses/Reinsurance
---------------------------------------------

Reserves for losses and LAE are established by examining the facts of reported claims and adjusted in the aggregate for ultimate loss expectations, based upon historical experience patterns and current economic trends. Due to these factors, among others, the process cannot provide an exact forecast of future payments. Rather, it produces a best estimate of liability as of a certain date. Management believes the reserves for loss and loss adjustment expenses established are adequate, and the associated estimate of reinsurance recoverable is reasonable. While the eventual ultimate liability and reinsurance recoverable may differ from the current estimates, management does not believe that the difference will have a material effect, either adversely or favorably, on the Company's financial position and results of operations.

Liquidity and Capital Resources
-------------------------------

In August 1994, the Company completed a capital-raising transaction and issued $20,000,000 of convertible debentures to PRAC, Ltd. ("PRAC"). As a result of the capital transaction, the Company increased the policyholders' surplus of Pacific Rim Assurance by $16,800,000. At December 31, 1996, the statutory-basis policyholders surplus of Pacific Rim Assurance was $27,215,652. Pacific Rim Assurance's ratio of net premiums written to policyholders' surplus for 1996, as determined on the basis of statutory accounting practices, was 3.22 to 1.

Insurance companies are required to maintain on deposit with the Regulatory Agencies deposits for the benefit of policyholders, in an amount prescribed by regulations. At December 31, 1996, the Company was in good standing with all Departments of Insurance with respect to its deposit requirements, maintaining securities with a total fair value of $105,301,000 on deposit with authorized depositories in various states.

The Company's present policyholders surplus is not adequate to sustain 1996 premium volume at a leverage ratio of 3 to 1. Concerns regarding the financial strength of the Company could adversely affect the Company's relationships with its policyholders, agents and brokers, reinsurers, and regulators. On February 17, 1997, the Company executed the Amended Agreement with Superior. The Company believes that obtaining regulatory and shareholder approval for, and completing the pending merger with Superior, which contemplates the contribution of additional capital, will restore confidence in Pacific Rim Assurance and enable it to support its present operations and moderate growth in premium volume for the foreseeable future.

In the event that the Company is unable to complete the pending merger with Superior or raise additional capital from another party, a reduction in premium writings might be necessary, in order to meet regulatory leverage guidelines. If such premium reduction is necessary, the Company would have to substantially alter the nature and scope of its operations. Such changes might include staff and expense reductions, a change in the level of service provided to policyholders, and a change in the number and type of policyholders and agents with whom it currently does business. In addition, the Company likely would seek capital from other sources. No assurance can be given that such a plan can be successfully accomplished.

A workers' compensation insurance company must maintain sufficient liquid assets to meet its contractual obligations to policyholders, in addition to maintaining funds to meet ordinary operating expenses. The Company typically has several sources of funds to meet obligations, including cash flow from operations, interest from fixed-income securities, recoveries from reinsurance contracts, as well as the ability to sell portions of its investment portfolio. The Company has an investment portfolio of high quality, highly liquid, U.S. Treasury, other governmental agency, and corporate obligations. The Company's cash flows provided by (used in) operating activities for the years ended December 31, 1996, 1995, and 1994 were $(13,189,000), $(22,819,000), and $15,905,000, respectively. In light of the reduced level of premiums currently being written, due to state-mandated reductions in premium rates, and the repeal of the minimum rate law, coupled with claim payments required on premiums previously written, should further reduction in premium be necessary in the event that the Company is unable to complete the pending acquisition by Superior or obtain additional capital from another party, it is probable that the Company will experience a continued period of negative cash flow, until the level of loss payments decreases to the level proportionate to the level of premiums collected.

NOTE 12--RELATED PARTY TRANSACTIONS

The Company has a five-year employment contract with its President that expires on August 16, 1997. Under the provisions of the contract, the President receives annual compensation of $400,000 and a possible bonus, based on achievement by the Company of various earnings-based performance criteria. The agreement also provides for the payment of certain other fringe benefits.

Under the previous employment agreement, which expired on August 16, 1994 the Company loaned to the President $150,000 annually in 1991, 1992, 1993. As of December 31, 1993 and 1994, the loan balance was $450,000. Under the previous employment agreement, the loan bore interest at 10%. Under the current employment agreement, the loan bears interest at 6.3% on the principal amount, which is secured by the President's pledge of shares of the Company's common stock, and payable in full by February 16, 1998. As of December 31, 1996, the loans are secured by shares of the Company's common stock with a market value equal to 100% of the principal balance.

The Company has granted the President options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.75 per share and 250,000 shares at $5.50 per share.

The Company uses the law firm of Barger & Wolen for legal services. Dennis W. Harwood is a member of the Company's Board of Directors and Richards D. Barger is a member of Pacific Rim Assurance's Board of Directors, as well as partners with Barger & Wolen. During 1996, the Company paid Barger & Wolen $711,000 for legal services. The fees paid for these services are charged to the Company at the normal rates charged to the firm's other clients.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES

NOTE 12-RELATED PARTY TRANSACTIONS - Continued


The Company also uses the legal services of The Busch Firm. Timothy R. Busch, Chairman of the Company's Board of Directors, is a partner with The Busch Firm. During 1996, the Company paid the Busch Firm $20,000 for legal services. The fees paid for these services are charged to the Company at the normal rates charged to the firm's other clients.

NOTE 13--401(K) PLAN

The Pacific Rim Assurance Company 401(K) Plan (the "Plan") permits employees of the Company who attain the age of 21 and complete 30 days of employment to elect to make tax-deferred contributions of a specified percentage of their compensation during each year through payroll deductions. Under the Plan, the Company has discretion to make additional contributions. The Company has not yet made any discretionary employer contributions to the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAC RIM HOLDING CORPORATION AND SUBSIDIARIES


NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited data regarding operations for each quarter of 1996 and 1995. In the opinion of management, such unaudited data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information presented. The operating results for any quarter are not necessarily indicative of the operating results for any future period (in thousands, except per share data).


                                                            Quarter Ended
                                                            -------------
                                              Mar 31,    June 30,    Sept 30,    Dec 31,
                                              -------    --------    --------    -------
1996
----
Net premiums earned                           $18,885     $22,374     $22,156   $ 23,073

Net investment income and
 realized investment gains                      1,901       1,793       1,898      3,061

 Total revenue                                 20,786      24,169      24,057     26,137

Income (loss) before income taxes                (798)        173      (4,425)   (10,244)

Net income (loss)                                (541)        101      (5,216)   (10,244)

Primary and fully diluted net income          $ (0.06)    $  0.01     $ (0.55)  $  (1.07)
 (loss) per share

                                                            Quarter Ended
                                                            -------------
                                              Mar 31,    June 30,    Sept 30,    Dec 31,
                                              -------    --------    --------    -------
1995
----
Net premiums earned                           $18,242     $20,914     $18,992   $ 17,868

Net investment income and
 realized investment gains                      2,097       2,125       2,151      2,169
                                              -------     -------     -------   --------
 Total revenue                                 20,339      23,039      21,143     20,037

Income (loss) before income taxes               1,570         491        (868)      (339)

Net income (loss)                               1,022         322        (532)      (237)

Primary net income (loss) per share           $  0.10     $  0.03     $ (0.06)  $  (0.02)

Fully diluted net income (loss) per share     $  0.08     $  0.03     $ (0.06)  $  (0.02)

The 1995 quarterly per share amounts do not aggregate to the annual net income per share amounts due to the effect of the warrants issued with the convertible debenture in August 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           By: /s/ Stanley Braun
                                              -------------------------------
                                           Stanley Braun
                                           President and Chief Executive Officer

Date:  March 4, 1997

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 1997.

Signature                                             Capacity
---------                                             --------

Principal Executive Officer:



/s/ Stanley Braun                            Director, Chief Executive
------------------------------               Officer and President
Stanley Braun


Principal Financial Officer:


/s/ Paul W. Craig                            Executive Vice President and
------------------------------               Chief Financial Officer
Paul W. Craig


Principal Accounting Officer:


/s/ Jonathan T. Wallace                      Controller
------------------------------
Jonathan T. Wallace


/s/ Timothy R. Busch                         Chairman of the Board
------------------------------               of Directors
Timothy R. Busch


/s/ Dennis W. Harwood                        Director
------------------------------
Dennis W. Harwood


/s/ Richard H. Pickup                        Director
------------------------------
Richard H. Pickup


/s/ Carl A. Strunk                           Director
------------------------------
Carl A. Strunk

                                 EXHIBIT INDEX
                                                                    Sequentially
Exhibit                                                             Numbered
Number                           Description                        Page
-------                          -----------                        ----------

 3.1    Restated Certificate of Incorporation of the Company
         (incorporated by reference from Exhibit 17 3.1 to Company's Registration Statement on Form S-1
         (File #33-36371) filed August 14, 1990, hereinafter referred to as "Form S-1"). (1)

 3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 of Form S-1). (1)

 3.3    Certificate of Amendment of Restated Certificate of
         Incorporation of the Company (incorporated by reference from Exhibit 3.3 of Form S-1). (1)

 3.4 Amendment to Bylaws (incorporated by reference from Exhibit 3 (ii) - 1 from Form 10-K/A-1 for the year ended December 31, 1993 filed on May 2, 1994).

 4      Specimen Stock Certificate of the Company (incorporated
         by reference from Exhibit 4 of Form S-1). (1)

 5.1 Agreement and Plan of Merger dated September 17, 1996 by and between Superior National Insurance Group Inc.; a California corporation, SNTL Acquisition Corp., a Delaware corporation, and Pac Rim Holding Corporation, a Delaware corporation. (3)

 5.2    Press Release dated September 16, 1996. (3)

 5.3    Press Release dated September 17, 1996. (3)

 5.4 Amended and Restated Agreement and Plan of Merger dated February 17, 1997 by and between Superior National Insurance Group, Inc.; a California corporation, SNTL Acquisition Corp., a Delaware corporation, and Pac Rim Holding Corporation, a Delaware corporation. (4)

 5.5    Press Release dated February 18, 1997 (4)

10.1 Workers' Compensation Quota Share Reinsurance Agreement between The Pacific Rim Assurance Company and
         Constitution Reinsurance Corporation effective
         October 1, 1989 (incorporated by reference from
         Exhibit 10.1 of Form S-1). (1)

10.2    Endorsement No. 1 to Workers' Compensation Quota Share
         Reinsurance Agreement effective October 1, 1989
         (incorporated by reference from Exhibit 10.2 of Form S-1). (1)

10.3    Endorsement No. 2 to Workers' Compensation Quota Share
         Reinsurance Agreement effective January 1, 1990
         (incorporated by reference from Exhibit 10.3 of Form S-1). (1)

10.4    Agreement of Reinsurance No. 7310 (First Excess of
         Loss Agreement) effective October 15, 1987 between
         General Reinsurance Corporation and Pacific Rim
         Assurance Company, with all Endorsements currently for $4,800,000 excess of $200,000 (incorporated by reference from Exhibit 10.4 of Form S-1). (1)

10.5    Willcox Incorporated Reinsurance Intermediaries
         Cover No. 08-09-0012 documenting Worker's Compensation
         Second Excess of Loss Reinsurance Agreement, effective
         October 15, 1989, for $15,000,000 excess of $5,000,000
         (incorporated by reference from Exhibit 10.5 of Form S-1). (1)

10.6    Willcox Incorporated Reinsurance Intermediaries
         Cover No. 01-89-0334 documenting Worker's Compensation
         Third Excess of Loss Reinsurance Agreement, effective
         October 15, 1989, for $15,000,000 excess of $20,000,000
         (incorporated by reference from Exhibit 10.6 of Form S-1). (1)

                                                                 Sequentially
Exhibit                                                          Numbered
Number                            Description                    Page
-------                           -----------                    ----------

10.7     Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-89-0400 documenting Worker's Compensation
          Fourth Excess of Loss Reinsurance Agreement, effective
          October 15, 1989, for $15,000,000 excess of $35,000,000
          (incorporated by reference from Exhibit 10.7 of Form S-1). (1)

10.8 1988 Stock Option Plan and forms of stock option agreements, as amended (incorporated by reference from Exhibit 10.8 of Form S-1). (1)

10.9 1987 Stock Option Plan and forms of stock option agreements (incorporated by reference from Exhibit 10.9 of Form S-1). (1)

10.10    1987 Stock Purchase Plan (incorporated by reference from
          Exhibit 10.10 of Form S-1). (1)

10.11    The Pacific Rim Assurance Company 401(K) Plan
          (incorporated by reference from Exhibit 10.11 of Form S-1). (1)

10.12 Employment Agreement dated as of January 1, 1991 between Pac Rim Holding Corporation and Stanley Braun
          (incorporated by reference from Exhibit 10 of Form 8-K filed October 15, 1991). (1)

10.13    $5,000,000 Life Insurance Policy issued by Valley Forge
          Life Insurance Company, insuring Stanley Braun, effective November 15, 1989 (incorporated by reference from Exhibit 10.13, of Form S-1). (1)

10.14 $1,700,000 Adjustable Life Insurance Policy issued by American General Life Insurance Company of Delaware, insuring Stanley Braun, effective March 23, 1988 (incorporated by reference from Exhibit 10.14 of Form S-1). (1)

10.15 $2,000,000 Adjustable Life Insurance Policy issued by American General Life Insurance Company of Delaware, insuring Stanley Braun, effective October 27, 1987 (incorporated by reference from Exhibit 10.15 of Form S-1). (1)

10.16 Office Building Lease dated January 4, 1989 between the Company, Pacific Rim Assurance Company and 16030 Associates for office space in Encino, California (incorporated by reference from Exhibit 10.16 of Form S-1). (1)

10.17    Sublease dated January 5, 1989 between Coastline
          Financial Corp. and Pacific Rim Assurance Company for office space in Encino, California (incorporated by reference from Exhibit 10.17 of Form S-1). (1)

10.18    Office Building Lease dated September 30, 1988 between
          The Pacific Rim Assurance Company and The Austin Family
          Trust dated November 6, 1980 for office space in San Bernardino, California (incorporated by reference from Exhibit 10.18 of Form S-1). (1)

10.19    Corporate Loan dated January 11, 1989 in the amount of
          $75,000 executed by Stanley Braun in favor of the Company (incorporated by reference from
          Exhibit 10.19 of Form S-1). (1)

10.20 Investment Advisory Agreement dated December 7, 1989 between Joel R. Mogy Investment Counsel Inc. and The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.20 of Form S-1). (1)

                                                                  Sequentially
Exhibit                                                           Numbered
Number                            Description                     Page
-------                           -----------                     ----------

10.21     Depository Agreement dated September 22, 1987 between
           City National Bank and The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.21 of Form S-1). (1) March 1, 1990 (incorporated by reference from Exhibit 10.23 of Form S-1). (1)

10.22     Cover Note and letters documenting Directors and
           Officers and Company Reimbursement Indemnity Policies, effective June 19, 1990, for $1,000,000 and $4,000,000 excess of $1,000,000 (incorporated by reference from Exhibit 10.22 of Form S-1). (1)

10.23     The Pacific Rim Assurance Company Flexible Benefits
           Plan No. 95-4111441, effective January 1, 1990.

10.24     Office Space Lease dated February 11, 1991 between
           Rancon Realty Fund V and The Pacific Rim Assurance
           Company (incorporated by reference from
           Exhibit 10.24 of Form S-1). (1)

10.25     Obligatory Reinsurance Agreement effective
           August 1, 1989 between Hamilton Management, Ltd. and
           The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.25, of Form S-1). (1)

10.26     Cover note effective October 15, 1989 among American
           Accident Reinsurance Group, CIGNA Reinsurance Corporation and The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.26 of Form S-1). (1)

10.27     Industrial Aid Aviation/Land Travel Hazard Workers'
           Compensation Excess of Loss Reinsurance Agreement effective October 15, 1989 between American Accident Reinsurance Group and The Pacific Rim Assuranc Company (incorporated by reference from Exhibit 10.27 of Form S-1). (1)

10.28     Amendment dated November 1, 1990 to Investment
           Advisory Agreement between Joel R. Mogy Investment Counsel Inc. and Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.28 of Form S-1). (1)

10.29     Willcox Incorporated Reinsurance Intermediaries
           Cover No. 08-90-0012 documenting Workers' Compensation Second Excess of Loss Reinsurance Agreement, effective October 15, 1990, for $15,000,000 excess of $5,000,000
           (incorporated by reference from Exhibit 10.29 of Form S-1). (1)

10.30     Willcox Incorporated Reinsurance Intermediaries
           Cover No. 08-90-0022 documenting Workers' Compensation
           Third Excess of Loss Reinsurance Agreement, effective
           October 15, 1990, for $15,000,000 excess of $20,000,000
           (incorporated by reference from Exhibit 10.30 of Form S-1). (1)

10.31     Willcox Incorporated Reinsurance Intermediaries
           Cover No.08-90-0023 documenting Workers' Compensation
           Fourth Excess of Loss Reinsurance Agreement, effective
           October 15, 1990, for $15,000,000 excess of $35,000,000
           (incorporated by reference from Exhibit 10.31 of Form S-1). (1)

10.32     Industrial Aid Aviation/Land Travel Hazard Workers'
           Compensation Excess of Loss Reinsurance Agreement effective October 15, 1990 between American Accident Reinsurance Group and The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.32 of Form S-1). (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                           Description                        Page
-------                          -----------                        ----------

10.33    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-90-0024 documenting Per Person
          Occupational Accident Excess of Loss Reinsurance
          Agreement, effective October 15, 1990, (incorporated by reference from Exhibit 10.33 of Form S-1). (1)

10.34 Letter of confirmation dated February 25, 1991 regarding placement of Workers' Compensation
          Catastrophe Excess of Loss Reinsurance, effective
          October 15, 1990, for $20,000,000 excess of $50,000,000
          (incorporated by reference from Exhibit 10.34 of Form S-1). (1)

10.35    Amendment No. 1 dated as of January 1, 1992 to
          Employment Agreement between Pac Rim Holding Corporation and Stanley Braun. (1)

10.36    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-88-0400 documenting Workers' Compensation
          Second Excess of Loss Reinsurance, effective
          October 15, 1988, for $10,000,000 excess of $10,000,000
          (incorporated by reference from Exhibit 10.36 of Form S-1). (1)

10.37    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-87-0335 Industrial Aid Aviation/Land Travel Hazard Workers' Compensation Excess of Loss Reinsurance, effective October 15, 1987, for $3,750,000 excess of $250,000 (incorporated by reference from Exhibit 10.37 Form S -1). (1)

10.38    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-88-0335 documenting Industrial Aid
          Aviation/Land Travel Hazard Workers' Compensation Excess of Loss Reinsurance, effective October 15, 1988, for
          $3,750,000 excess of $250,000 (incorporated by reference from Exhibit 10.38 of Form S-1). (1)

10.39    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-87-0334 documenting Workers' Compensation Excess of Loss Reinsurance, effective October 15, 1987, for $10,000,000 excess of $5,000,000 (incorporated by reference from Exhibit 10.39 of Form S-1). (1)

10.40    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 01-88-0334 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1988, for $5,000,000 excess of $5,000,000
          (incorporated by reference from Exhibit 10.40 of Form S-1). (1)

10.41 Industrial Aid Aviation/Land Travel Hazard Workers' Compensation Excess of Loss Reinsurance Agreement, effective October 15, 1987, between American Accident Reinsurance Group and The Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.41 of Form S-1). (1)

10.42    Workers' Compensation Excess of Loss Reinsurance
          Agreement, effective October 15, 1987, between
          Pinehurst Accident Reinsurance Group and The
          Pacific Rim Assurance Company (incorporated by reference from Exhibit 10.42 of Form S-1). (1)

10.43    Letters of confirmation of amendment of Quota Share
          Reinsurance Treaty (incorporated by reference from Exhibit 10.43 of Form S-1). (1)

10.44    Office building lease dated January 21, 1992 between
          The Pacific Rim Assurance Company and Trizec Warner, Inc. for office space in Woodland Hills, California, and related Guaranty of Pac Rim Holding Corporation. (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                           Description                        Page
-------                          -----------                        ----------

10.45    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-91-0033 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1991, for $4,750,000 excess of $250,000. (1)

10.46    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-91-0012 documenting Workers' Compensation
          Second Excess of Loss Reinsurance Agreement, effective
          October 15, 1991, for $15,000,000 excess of
          $5,000,000. (1)

10.47    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-91-0022 documenting Workers' Compensation
          Third Excess of Loss Reinsurance Agreement, effective
          October 15, 1991, for $15,000,000 excess of $20,000,000. (1)

10.48 Guy Carpenter & Company, Inc. Cover No. P3791-2 documenting Workers' Compensation Fourth Excess of
          Loss Reinsurance Agreement, effective October 15, 1991, for $15,000,000 excess of $35,000,000. (1)

10.49 Guy Carpenter & Company, Inc. Cover No. P3791-1 documenting Workers' Compensation Fifth Excess of Loss Reinsurance
          Agreement, effective October 15, 1991, for $30,000,000
          excess of $50,000,000. (1)

10.50    Industrial Aid Aviation/Land Travel Hazard Workers'
          Compensation Excess of Loss Reinsurance Agreement effective October 15, 1991 between American Accident
          Reinsurance Group and The Pacific Rim Assurance Company. (1)

10.51    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-91-0024 documenting Per Person Occupational Accident Excess of Loss Reinsurance Agreement, effective October 15, 1991. (1)

10.52 Workers' Compensation Quota Share Reinsurance Agreement effective October 1, 1990 between The Pacific
          Rim Assurance Company and Constitution Reinsurance
          Corporation and Endorsement Number 1 thereto. (1)

10.53    Guy Carpenter & Company, Inc. Cover, effective
          October 15, 1990, for $20,000,000 excess of $50,000,000. (1)

10.54 Forms of Indemnity Agreements (incorporated by reference from Exhibit 28.1 of Form S-1). (1)

10.55    Second Amendment to Lease dated February 22, 1991 among
          The Pacific Rim Assurance Company and 16030 Associates, a Joint Venture. (1)

10.56    Security Agreement (Stock Pledge) dated as of
          February 25, 1992 between Stanley Braun and
          Pac Rim Holding Corporation. (1)

10.57    Aggregate Excess of Loss Reinsurance Agreement,
          Reference No. 01-92-0641, effective July 1, 1992, between Underwriters Reinsurance Company and
          The Pacific Rim Assurance Company. (1)

10.58 Workers' Compensation Quota Share Reinsurance Agreement effective October 1, 1992, between The Pacific Rim
          Assurance Company and Constitution Reinsurance
          Corporation. (1)

10.59    Addendum No. 2 dated as of September 2, 1992 of
          Office Building Lease between The Pacific Rim Assurance
          Company and Trizec Warner, Inc. (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                          Description                         Page
-------                         -----------                         ----------

10.60    Office Building Lease dated October 2, 1992, between The
          Pacific Rim Assurance Company and Richard V.
          Gunner & George Andros, for office space in Fresno,
          California. (1)

10.61    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-92-0033 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1992, for $4,750,000 excess of $250,000. (1)

10.62    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-92-0012 documenting Workers' Compensation
          Second Excess of Loss Reinsurance Agreement, effective
          October 15, 1992, for $15,000,000 excess of $5,000,000. (1)

10.63    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-92-03-03-00 documenting Workers'
          Compensation Third Excess of Loss Reinsurance Agreement, effective October 15, 1992, for $15,000,000 excess of $20,000,000. (1)

10.64    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-92-03-04-00 documenting Worker's
          Compensation Fourth Excess of Loss Reinsurance Agreement, effective October 15, 1992, for $15,000,000 excess of $35,000,000. (1)

10.65    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-92-03-05-00 documenting Workers'
          Compensation Fifth Excess of Loss Reinsurance Agreement, effective October 15, 1992, for $30,000,000 excess of $50,000,000. (1)

10.66 Guy Carpenter & Company, Inc. Cover No. 3791-00-0004-00-92-03-00-00 documenting Industrial Aid
          Aviation/Land Travel Hazard Workers' Compensation Excess of Loss Reinsurance Agreement effective October 15, 1992 between American Accident Reinsurance Group and The Pacific Rim Assurance Company. (1)

10.67    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0003-00-92-03-00-00 documenting Per Person
          Occupational Accident Excess of Loss Reinsurance Agreement, effective October 15, 1992. (1)

10.68 Workers' Compensation Quota Share Reinsurance Agreement effective October 1, 1992, between The Pacific Rim
          Assurance Company and Constitution Reinsurance Corporation and Endorsement Number 1 thereto. (1)

10.69    Aggregate Excess of Loss Reinsurance Agreement,
          Reference No. 01-92-0641, effective July 1, 1992, between Underwriters Reinsurance Company and The Pacific
          Rim Assurance Company and Endorsement Number 1 thereto.(1)

10.70 Investment Advisory Agreement dated April 1, 1993 between Conning and Company and The Pacific Rim Assurance Company. (1)

10.71 Cover Note and letters documenting Directors and Officers and Company Reimbursement Indemnity Policies, effective
          March 4, 1991, for $5,000,000 and $20,000,000 excess
          of $5,000,000. (2)

10.72    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-93-0033 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1993, for $4,650,000 excess of $350,000. (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                             Description                      Page
-------                            -----------                      ----------

10.73    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-93-0012 documenting Workers' Compensation
          Second Excess of Loss Reinsurance Agreement, effective
          October 15, 1993, for $15,000,000 excess of $5,000,000.
          (1)

10.74    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-93-03-03-00 documenting Workers'
          Compensation Third Excess of Loss Reinsurance Agreement, effective October 15, 1993, for $15,000,000 excess of $20,000,000. (1)

10.75    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-93-03-04-00 documenting Workers'
          Compensation Fourth Excess of Loss Reinsurance Agreement, effective October 15, 1993, for $15,000,000 excess of $35,000,000. (1)

10.76    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0001-00-93-03-05-00 documenting Workers'
          Compensation Fifth Excess of Loss Reinsurance Agreement, effective October 15, 1993, for $30,000,000 excess of $50,000,000. (1)

10.77    Guy Carpenter & Company, Inc. documenting Industrial Aid
          Aviation/Land Travel Hazard Workers' Compensation Excess of Loss Reinsurance Agreement effective October 15, 1993 between American Accident Reinsurance Group and
          The Pacific Rim Assurance Company. (1)

10.78    Guy Carpenter & Company, Inc. Cover No.
          3791-00-0003-00-93-03-00-00 documenting Per Person
          Occupational Accident Excess of Loss Reinsurance
          Agreement, effective October 15, 1993. (1)

10.79    Sublease dated February 3, 1994 between The Pacific Rim
          Assurance Company and the Federal Emergency Management
          Agency, for office space in Woodland Hills, California. (1)

10.80    Sublease dated February 25, 1994 between The Pacific
          Rim Assurance Company and The Money Store, for office space in Woodland Hills, California. (1)

10.81 Amendment to Employment Agreement and Consulting Agreement dated as of January 1, 1993 between Pac Rim Holding
          Corporation and Stanley Braun. (1)

10.82    Lease Amendment #1, dated April 1, 1993, to the Office
          Property Lease between Rancon Realty Fund V, and
          The Pacific Rim Assurance Company. (1)

10.83    Proxy Statement of Pac Rim Holding Corporation dated
          July 25, 1994. (1)

10.84    Proxy Supplement of Pac Rim Holding Corporation dated
          August 4, 1994. (1)

10.85    Commutation of the Aggregate Excess of Loss Reinsurance
          Agreement between The Pacific Rim Assurance Company and Underwriters Reinsurance Company. (1)

10.86 Agreement to purchase Series A Convertible Debentures and Series, 1, 2 and 3 Detachable Warrants. (1)

10.87    Commutation of the Workers Compensation Quota Share
          Reinsurance Agreement between The Pacific Rim Assurance
          Company and Constitution Reinsurance Corporation. (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                             Description                      Page
-------                            -----------                      ----------

10.88    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-94-0033 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1994, for $4,650,000 excess of $350,000. (1)

10.89    Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-94-0012 documenting Workers' Compensation
          Second Excess of Loss Reinsurance Agreement, effective
          October 15, 1994, for $15,000,000 excess of $5,000,000.
          (1)

10.90    Workers' Compensation Third Excess of Loss Reinsurance
          Agreement, No. 3791-00-0001-00-94-03-03-00 effective
          October 15, 1994, for $15,000,000 excess of $20,000,000.
          (1)

10.91    Workers' Compensation Fourth Excess of Loss Reinsurance
          Agreement No. 3791-00-0001-00-94-03-04-00 documenting,
          effective October 15, 1994, for $15,000,000 excess of $35,000,000. (1)

10.92    Workers' Compensation Fifth Excess of Loss Reinsurance
          Agreement, No. 3791-00-0001-00-94-03-05-00 documenting,
          effective October 15, 1994, for $30,000,000 excess of $50,000,000. (1)

10.93 Per Person Occupational Accident Excess of Loss Reinsurance Contract, No. 3791-00-0003-00-94-03-00-00, effective
          October 15, 1994. (1)

10.94    Industrial Aid Aviation/Land Travel Hazard Reinsurance
          Workers' Compensation Excess of Loss Contract No.
          3791-00-0004-00-94-03-00-00, effective October 15, 1994.
          (1)

10.95    Sublease dated May 1, 1994 between The Pacific Rim
          Assurance Company and Group Data Services, Incorporated.
          (1)

10.96    Office lease between L.A.X. Business Center, and
          Pac Rim Holding Corporation dated June 1, 1995. (1)

10.97    Certificate of Authority from Department of Insurance,
          State of Arizona to transact the business of Casualty
          With Workers' Compensation Insurance. (1)

10.98    Certificate of Authority from Department of Insurance,
          State of Texas to transact the business of casualty with workers' compensation insurance. (1)

10.99    Sublease dated August 15, 1995 between The Pacific Rim
          Assurance Company and the General Services
          Administration. (1)

10.100   Agreement between the Pacific Rim Assurance Company and
          MetraComp, Inc. dated August 17, 1995 to provide managed care services. (1)

10.101 Interest and Liabilities Contract for Workers' Compensation Quota Share Reinsurance Agreement with Reliance
          National Insurance Company, No. 08-95-0057, effective
          April 1, 1995. (1)

10.102 Underwriting Facility Agreement dated April 1, 1995, between Reliance National Risk Specialists and the Pacific Rim Assurance Company. (1)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                             Description                      Page
-------                            -----------                      ----------

10.103 Workers' Compensation Quota Share Retrocessional Agreement with Allstate Insurance Company, No. 08-95-0058, effective April 1, 1995. (1)

10.104   Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-95-0033 documenting Workers' Compensation
          First Excess of Loss Reinsurance, effective
          October 15, 1995, for $4,650,000 excess of $350,000. (1)

10.105   Willcox Incorporated Reinsurance Intermediaries
          Cover No. 08-95-0012 documenting Workers' Compensation
          Second Excess of Loss Reinsurance Agreement, effective
          October 15, 1995, for $15,000,000 excess of $5,000,000.
          (1)

10.106 Willis Faber North America Reinsurance Intermediaries Cover No. 38450-950 documenting Workers' Compensation Third Excess of Loss Reinsurance Agreement, effective October 15, 1995, for $15,000,000 excess of $20,000,000.
          (1)

10.107 Willis Faber North America Reinsurance Intermediaries Cover No. 38451-950 documenting Workers' Compensation Fourth Excess of Loss Reinsurance Agreement, effective October 15, 1995, for $15,000,000 excess of $35,000,000.
          (1)

10.108 Willis Faber North America Reinsurance Intermediaries Cover No. 38452-950 documenting Workers' Compensation Fifth Excess of Loss Reinsurance Agreement, effective October 15, 1995, for $30,000,000 excess of $50,000,000.
          (1)

10.109   Willis Faber North America Reinsurance Intermediaries
          Cover No. 38453-950 documenting Per Person Occupational
          Accident Excess of Loss Reinsurance Contract, effective
          October 15, 1995. (1)

10.110 Willis Faber North America Reinsurance Intermediaries Cover No. 38454-950 documenting Industrial Aid Aviation/Land Travel Hazard Reinsurance Workers' Compensation Excess of Loss Contract, effective October 15, 1995. (1)

10.111   Willis Faber North America Reinsurance Intermediaries
          Cover No. 38455-950 documenting Additional Land Travel
          Hazard Excess of Loss Reinsurance Contract, effective
          October 15, 1995. (1)

10.112 Sales, License and Service Agreement dated November 14, 1995 between Macess Corporation and The Pacific Rim Assurance Company for equipment purchases, software license and professional prepaid support and software maintenance. (1)

10.113   Master Equipment Lease dated November 15, 1995 between
          General Electric Capital Computer Leasing Corporation and The Pacific Rim Assurance Company for the lease of computer equipment and software. (1)

10.114 Certificate of Authority from the State of Georgia Office of Commissioner of Insurance, to transact the business of Property and Casualty (including Workers'
          Compensation). (1)

10.115   Quota Share reinsurance agreement between TIG Insurance
          Company and The Pacific Rim Assurance Company, a subsidiary of Pac Rim Holding Corporation, dated April 1, 1996. (2)

                                                                    Sequentially
Exhibit                                                             Numbered
Number                             Description                      Page
-------                            -----------                      ----------

10.116   Producer agreement between Regional Benefits Insurance
          Services, a subsidiary of Pac Rim Holding Corporation, and Hull & Co., Inc., dated May 15, 1996. (2)

10.117   Producer agreement between Regional Benefits Insurance
          Services, a subsidiary of Pac Rim Holding Corporation, and Gulf Atlantic Management Group, Inc., dated
          May 15, 1996. (2)

10.118 Office lease between Gulf Atlantic Investment Group, Inc. and Regional Benefits Insurance Services, Inc., a subsidiary of Pac Rim Holding Corporation, dated May 20, 1996. (2)

11       Computation of Per Share Earnings.

22       Subsidiary of the Company (incorporated by reference from
          Exhibit 22 of Form S-1). (1)

27       Financial Data Schedule

27.1 Agreement to Purchase Series A Convertible Debentures and Series 1, 2, and 3 Detachable Warrants. (1)

27.2     Press Release dated April 18, 1994. (1)

27.3 Amendment #1 to Agreement to Purchase Series A Convertible Debentures and Series 1, 2, and 3 Detachable Warrants. (1)

29.3 Information from reports furnished to state insurance regulatory authorities for the year ended December 31, 1996.


(1) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1995.

(2) Previously filed with the Registrant's Quarterly Report on
    Form 10-Q, for the quarter ended June 30, 1996.

(3) Previously filed with the Registrant's Report on Form 8-K dated October 2, 1996, reporting on Item 5, Other Events, the Agreement and Plan of Merger with Superior National Insurance Group, Inc. and SNTL Acquisition Corp.

(4) Previously filed with the Registrant's Report on Form 8-K dated March 4, 1997, reporting on Item 5, Other Events, the Amended and Restated Agreement and Plan of Merger with Superior National
    Insurance Group, Inc. and SNTL Acquisition Corp.

                                                                     SCHEDULE II
                 PAC RIM HOLDING CORPORATION (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (Amounts in Thousands)

                                                             December 31,
                                                        --------------------
                                                           1996         1995
                                                           ----         ----
Balance Sheet
  Assets
  Investments                                             $   513      $ 1,067
  Unrealized gain (loss)                                                     1
  Cash                                                        679           14
  Investment in subsidiary                                 44,418       60,181
  Other assets                                              2,008        2,163
                                                          -------      -------
                                                          $47,618      $63,426
                                                          =======      =======
Liabilities and Stockholders' Equity
  Other liabilities                                       $19,846      $19,271
  Stockholders' equity                                     27,772       44,155
                                                          -------      -------
                                                          $47,618      $63,426
                                                          =======      =======

                                                     Year Ended December 31,
                                                 -----------------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
Statements of Operations
------------------------
  Investment income                           $  1,144     $    94     $   622
  Expenses                                       2,084       2,464       1,663
                                              --------     -------     -------
  Loss before equity in earnings of
   subsidiary, and income taxes                   (940)     (2,370)     (1,041)
Income tax benefit                                            (472)       (574)
                                               -------     -------     -------
  Loss before equity in earnings of
   subsidiary                                     (940)     (1,898)       (467)
Equity in earnings (losses) of subsidiary      (14,960)      2,473       1,625
                                              --------     -------     -------
  Net income (loss)                           $(15,900)    $   575     $ 1,158
                                              ========     =======     =======

Statements of Cash Flows
------------------------
  Operating Activities:
  Loss before equity in earnings of
   subsidiary                                   $ (940)    $(1,898)    $  (467)
  Depreciation and amortization                    739         706         257
  Changes in other assets and other
   liabilities                                     181          17        (150)
  Adjustment for prior federal income taxes        133                     220
                                                ------     -------    --------
  Net cash provided by (used in) operating
   activities                                      113      (1,175)       (140)

Investing Activities:
  Investment in subsidiary                                             (15,630)
  Change in investments                            523          (7)       (514)
                                                ------     -------    --------
  Net cash provided by (used in) investing
   activities                                      523          (7)    (16,144)
                                                ------     -------    --------
Financing Activities:
  Proceeds from issuance of convertible
   debentures and common stock                                          20,000
  Cost of issuance of convertible
   debentures and common stock                                          (2,025)
                                                ------     ------     --------
  Net cash provided by financing activities                             17,975
                                                ------     ------     --------

Increase (decrease) in cash and cash
 equivalents                                       636      (1,182)      1,691
  Cash and cash equivalents, beginning of
   year                                            556       1,738          47
                                                ------     -------    --------
  Cash and cash equivalents, end of year        $1,192     $   556     $ 1,738
                                                ======     =======    ========

See Notes to Consolidated Financial Statements (Beginning on Page 36 of the Company's 1996 Form 10-K)

                                                                    SCHEDULE III

                     PAC RIM HOLDING CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                              1994, 1995, and 1996
                             (Amounts in Thousands)


                          December 31,
-------------------------------------------------------------------------
Column A         Column B        Column C     Column D      Column E

                  Deferred     Reserve for
                   Policy    Losses and Loss               Policyholder
                 Acquisition   Adjustment      Unearned      Dividends
                    Costs       Expenses       Premiums       Payable
                    -----       --------       --------       -------
1994                2,085        116,629        9,917           990
1995                  974         96,525        5,715           381
1996                1,162        100,588        6,917           364


                                   Year Ended December 31,
        ------------------------------------------------------------------------
         Column F    Column G    Column H      Column I      Column J  Column K
         --------    --------    --------      --------      --------  --------

                                              Amortization
                                Net Losses    of Deferred
           Net         Net       and Loss       Policy        Other      Net
         Premium    Investment  Adjustment    Acquisition   Operating  Premiums
         Revenue      Income     Expenses       Costs       Expenses    Written
         -------      ------     --------       -----       --------    -------
1994     92,894       6,514       63,788        19,565       11,927      96,984
1995     76,016       8,089       50,957        18,647       11,662      71,966
1996     86,488       7,013       79,890        14,853       13,370      87,133


                                                                     SCHEDULE IV


                   PAC RIM HOLDING CORPORATION AND SUBSIDIARIES
                                  REINSURANCE

                             (Amounts in Thousands)

Column A    Column B    Column C         Column D     Column E  Column F
--------    --------    --------         --------     --------  --------

                          Premiums        Premiums              Percentage
              Gross        Ceded          Assumed       Net      of Amount
            Premiums      to Other       from Other  Premiums     Assumed
             Earned     Companies (1)    Companies    Earned      to Net
             ------     -------------    ---------    ------      ------
1994         100,008        7,224            110      92,894       0.1%
1995          79,920        4,113            209      76,016       0.3%
1996          88,678        4,437          2,247      86,488       2.6%

(1) The Company does not net reinsurance-related items against premiums ceded.

                                                                     SCHEDULE VI

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
                              1994, 1995, and 1996
                             (Amounts in Thousands)


                          December 31,
---------------------------------------------------------------------
 Column A   Column B     Column C       Column D     Column E
 --------   --------     --------       --------     --------

                           Reserve      Discount,
             Deferred    for Losses      If any,
              Policy      and Loss      Deducted
           Acquisition   Adjustment       from       Unearned
              Costs       Expenses      Column C     Premiums
              -----       --------      --------     --------
1994         2,085         116,629                    9,917
1995           974          96,525                    5,715
1996         1,162         100,588                    6,917


        Column F     Column G          Column H           Column I
        --------     --------          --------           --------
                                 Net Losses and Loss
                                 Adjustment Expenses
                                 Incurred Related To
                                 -------------------
          Net           Net        (1)         (2)     Amortization of
        Premiums     Investment  Current      Prior    Deferred Policy
         Earned        Income      Year       Years    Acquisition Costs
         ------        ------      ----       -----    -----------------
1994      92,894       6,514      60,989      2,799         19,565
1995      76,016       8,089      49,962        995         18,647
1996      86,488       7,013      62,244     17,646         14,853
          Column J          Column K
       Net Paid Losses         Net
     and Loss Adjustment    Premiums
          Expenses           Written
          --------           -------
1994       60,188            96,984
1995       73,025            71,966
1996       75,069            87,133
